Form 10-K
period 1995-11-30
CANTERBURY CORPORATE SERVICES INC
filed 1996-02-27
CIK 794927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal year ended: November 30, 1995

                         Commission File Number: 0-15588


                       CANTERBURY CORPORATE SERVICES, INC.
            (Formerly known as Canterbury Educational Services, Inc.)


         Pennsylvania                                        23-2170505
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)


1600 Medford Plaza, Rt. 70 & Hartford Road
           Medford, New Jersey                                          08055
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number   (609) 953-0044


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:


                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     YES   X       NO

Revenues for the most recent fiscal year were $28,251,942.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 16, 1996 was $22,447,980.

The number of shares outstanding of the issuer's class of common equity, as of February 16, 1996 was 13,612,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

         Canterbury Corporate Services, Inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of operating a computer software training company, a management training company, providing vocational training to individuals and corporations and business maintenance services to corporations.

         The Company was incorporated in the Commonwealth of Pennsylvania on March 19, 1981 and later qualified to do business in the State of New Jersey in April, 1985 under the name "The Canterbury Press Educational Services, Inc." The Company trademarked its logo and name "The Canterbury Press" on November 2, 1982 and the Company changed its name pursuant to shareholder approval to Canterbury Educational Services, Inc. in May, 1987.

         The Company became a Registrant by filing and registering with the Securities and Exchange Commission under Form S-18, certain Units consisting of two shares of common stock and one Class A and one Class B redeemable common stock purchase warrants. Its registration statement became effective on August 20, 1986. A total of 517,500 Units were sold at the offering price of $2.50 per Unit for gross total proceeds of $1,293,750. The net total proceeds after deducting the various costs of the offering were $971,622.

         Prior to 1988 the Company was comprised of two segments: the vocational school segment and the seminar segment. In November, 1988 the Company sold its seminar segment, which represented less than 2% of the Company's revenues. The Company was then solely a vocational school company. In November, 1992 the Company acquired Star Label Products, Inc., a specialty printing company. In September, 1993 the Company purchased Motivational Systems, Inc., a management training company. In November of 1993, the Company acquired Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In June of 1994, the Company acquired Computer Applications Learning Center (CALC), a computer software training company. In November, 1995, the Company sold Star Label Products, Inc. The Company now operates in the following business segments: computer software training, management training, vocational training and corporate maintenance services.

         In conjunction with the Board's resolution to concentrate future growth within corporate business services, the Board voted to change the Company's name to Canterbury Corporate Services, Inc. effective March 1, 1994. At that time Canterbury's stock symbol was changed to XCEL.


NARRATIVE DESCRIPTION OF BUSINESS - COMPUTER SOFTWARE TRAINING SEGMENT

         In June, 1994, the Company acquired Computer Applications Learning Center (CALC), a New Jersey based computer software training company. Since 1983 CALC has trained corporate workers and managers at its six training centers in New York and New Jersey and on site at Fortune 1000 corporations. CALC is an authorized training center for the following major software

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


providers: Microsoft, Lotus, Borland, WordPerfect, Aldus and Apple. CALC teaches on DOS, Windows and Macintosh platforms. CALC is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. During 1995, the Company changed the name of CALC to CALC/Canterbury to more appropriately reflect Canterbury's role in the corporate training industry.

         Future Plans

         This division expects to expand by making acquisitions in the computer software training industry, by increasing the number of its training centers, by increasing the number of classrooms at each current center, by entering into various national training affiliations, by cross referencing its customer base with other Canterbury training segments and by offering its "live" training programs to its current customer base by interactive multimedia technologies such as CD ROM, C.D.I. and the networking of satellite transmissions. This will permit CALC/Canterbury to grow from a regional to a national provider of training and education to corporations on a national basis by utilizing various distance learning technologies. These plans are subject to ongoing review and revision based on management's assessment of market conditions.


NARRATIVE DESCRIPTION OF BUSINESS - MANAGEMENT TRAINING SEGMENT

         In September of 1993, the Company acquired Motivational Systems, Inc., a New Jersey-based management and sales training company. Motivational Systems, since 1970, has trained managers and sales professionals from many Fortune 1000 companies. Motivational Systems conducts a wide variety of seminars in management and team development, selling and negotiating, interpersonal communication, executive development and organizational problem solving. During 1995, the Company changed the name of Motivational Systems, Inc. to MSI/Canterbury to more appropriately reflect Canterbury's presence and role in corporate training industry.

         Future Plans

         This division's planned expansion is projected to occur by making strategic acquisitions in the training industry and by offering interactive, multimedia-based training to its current customer base by accessing technologies such as CD ROM, C.D.I. and the networking of satellite transmissions. This will permit the company to grow from a regional to a national provider of training and education to corporations throughout the country by utilizing various distance learning technologies. These plans are subject to ongoing review and revision based on management's assessment of market conditions.


NARRATIVE DESCRIPTION OF BUSINESS - VOCATIONAL TRAINING SEGMENT

         The Company's vocational training segment develops, markets and teaches courses that focus upon job-related skills in vocations such as word processing specialist, computer operator, phlebotomy technician, electrocardiography technician, tractor trailer driver, and bartender. Its clients are individuals who wish to seek employment, corporations who need to

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


hire these individuals, as well as other corporations that hire Canterbury on a direct basis to train its existing employees.

         During the fourth quarter of Fiscal 1994, the Company made several business decisions relating to the future direction of the vocational training segment. The decision was made to eliminate dependence on Federal Title IV funding for its students. By the second quarter of Fiscal 1995, the Company moved from a predominately federally funded vocational training business to an operating segment wherein the funding for training will be derived from private financing, as well as by state and local government agencies (e.g. Workforce, JTPA, Private Industry Council) and vocational rehabilitation centers and ultimately by sales to Fortune 1000 companies. With the elimination of dependence on federal funding comes a large reduction in the amount and complexity of government overview and bureaucracy. It was decided to close, consolidate or downsize most of this segment's vocational training centers.

         The training center in Florida was closed during the fourth quarter of Fiscal 1994. At this time, the Company has no intention of reentering this market. The decision was also made to close the operation in Roseville, California. The teachout of these students was concluded by March, 1995. In southern California, the Colton training center was downsized over the first half of 1995 and ultimately closed. The two campuses in Las Vegas, Nevada were combined into one smaller facility. This move was accomplished in November of 1994. This training center can now focus on short-term courses, which will be paid for by individuals and corporations instead of relying on student loans and grants offered by the Federal Government. During 1995, the decision was also made to close the Montclair, California; Sacramento, California and Pittsburgh, Pennsylvania campuses.

         With the phase-out and elimination of Federal Title IV funding for the vocational training centers, previous areas of risk, such as cohort default rates, government regulations, student loan access, accreditation and financial aid processing become much less of an issue for this operating segment. Also, additional revenue streams, such as placement fees paid by corporations who hire graduates from the training centers, can now be introduced into this segment based on the elimination of Federal funding.

         Regulation

         Each of the Company's vocational training centers must hold a state license or be registered with the appropriate state authorities to operate as a school. In addition, the Company's training centers must generally comply with standards established by state laws governing proprietary schools. Typically, these laws and the related regulations concern such matters as standards and methods of instruction, qualifications of instructors and management personnel, adequacy of school facilities and equipment, advertising, form and content of contracts between schools and their students and tuition collection methods. The Company holds all required state licenses and registrations, and believes it is in substantial compliance with such laws and related regulations. As a result of these laws and regulations, the Company must obtain the approval of the appropriate state education departments before offering new programs or courses and before implementing any changes in existing programs or courses.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         Competition

         The Company competes with regional and national vocational training companies, which offer similar programs to those offered by the Company and on-the-job training offered by private and government employers, as well as companies offering similar training to corporate clients. The Company believes that the principal elements of competition among vocational training centers are educational reputation, the frequency, schedule and location of classes, as well as the availability of courses of study which include job-related skills.

         Future Plans

         The Company intends to continue to operate its vocational training segment on a smaller scale with no dependence on Title IV funding. New products may be introduced to our training centers depending upon market demand. Skill enhancement seminars (one-week or less in duration) will also be introduced in a effort to offer additional training product to our corporate customers.


DISCONTINUED OPERATION - SPECIALTY PRINTING SEGMENT

         In November, 1995 the Company sold Star Label Products, Inc. for $4,000,000 in cash and notes. The historical financial information relating to Star is disclosed as discontinued operations in this report.


NARRATIVE DESCRIPTION OF BUSINESS - BUSINESS MAINTENANCE SERVICES SEGMENT

         In late November, 1993 the Company acquired Landscape Maintenance Services, Inc. Landscape Maintenance provides on-going maintenance services to major corporations in the New Jersey area. Landscape Maintenance specializes in landscape maintenance services, landscape design and construction for several major residential/commercial builders. In 1994, Landscape Maintenance created a new, municipal construction operating division. Major renovation projects are awarded to Landscape Maintenance through a bid proposal process.

         Future Plans

         In the fourth quarter of Fiscal 1994, the Company filed suit against the previous owners of Landscape Maintenance. The Company sued for compensatory and punitive damages and, in the alternative, rescission, for various representations, warranties and covenants made by the previous owners which the Company believes were recklessly false and misleading, including damages for previously undisclosed liabilities. The Company continues to operate Landscape Maintenance; however, the court may award to the Company a rescission of the transaction if the court believes rescission is an appropriate remedy. If rescission is not awarded by the court, the Company will continue to operate Landscape Maintenance and change its focus to higher margin landscape and municipal construction projects.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


MERGER/ACQUISITION PROGRAM

         The Company is actively seeking the acquisition of profitable companies in a variety of adjacent fields, such as: public and private seminars, management training, sales training and management and business consulting. The Company will also explore acquisitions and joint ventures with providers of interactive multimedia products such as CD ROM and other computer-based products, as well as networking by satellite, cable and teleconferencing. There are no guarantees that suitable acquisition candidates can be located that meet all of the criteria established by management.

EMPLOYEES

         As of November 30, 1995, the Company, including all subsidiaries, had 401 employees: 361 full-time employees and 40 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company owns non-operational land and a building in Bedminster, New Jersey which was acquired as part of the Landscape Maintenance acquisition. All other facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases are approximately $1,394,000.

         The following table sets forth the locations of the management training, vocational training and business maintenance services subsidiaries, including the square footage.

         Location                                    Square Footage

         Nevada Training Corp. (NTC)
         Las Vegas Campus                               3,890
         2215 C. Renaissance Dr.                        (plus 1.5-acre track)
         Las Vegas, Nevada  89119

         American Trucking Academy (ATA)
         Turnersville Campus                            1,500
         Plaza Office Center, Unit 3                    (plus 4-acre track)
         865 Black Horse Pike
         Turnersville, NJ  08012

         MSI/Canterbury
         100 Hanover Avenue, P.O. Box 1477              1,000
         Morristown, New Jersey  07962

         Landscape Maintenance Services, Inc.
         666 Plainsboro Road
         (one office & four warehouse facilities)       27,000

         Plainsboro, New Jersey  08536
         CALC/Canterbury
         100 Hanover Avenue, P.O. Box 1477              17,200
         Morristown, New Jersey  07962

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         Location                                     Square Footage

         CALC/Canterbury
         780 Third Avenue, Concourse Level One          4,200
         New York City, New York  10017

         CALC/Canterbury
         1285 Avenue of the Americas at 51st Street     5,500
         New York City, New York  10019

         CALC/Canterbury
         Woodbridge Place
         Gill Lane at Route 1                           6,000
         Iselin, New Jersey  08830

         CALC/Canterbury
         Park 80 West Plaza                             4,200
         Saddlebrook, New Jersey  07663

         CALC/Canterbury (Open in March, 1996)
         55 Broadway                                    7,000
         New York, New York  10006


ITEM 3.           LEGAL PROCEEDINGS

         The Company filed suit against the former stockholders of Landscape Maintenance and other related companies, the stock of which Canterbury acquired in November of 1993. Canterbury sued for compensatory and punitive damages, including damages for previously undisclosed liabilities that approximate $500,000, and in the alternative, rescission of the transaction, for various representations, warranties and covenants made by the former owners, which the Company believes were recklessly false and misleading. Since the number of shares paid for this acquisition were dependent on a multiplier of earnings, Canterbury believes that the inflated earnings resulted in a substantial overpayment of Canterbury shares.

         The Company continues to operate Landscape Maintenance; however, the court may award to the Company a rescission of the transaction if the court believes rescission is an appropriate remedy. If rescission is not awarded by the court, the Company will continue to operate Landscape Maintenance and change its focus to higher margin landscape and municipal construction projects.

         In September of 1994, CALC and Canterbury Corporate Services, Inc. received a complaint from Thomas Arnold, a former employee of CALC, who claimed a breach of contract for his services as marketing director as well as the return of a lap top computer. Apparently, the suit involved claims of a limited, nonmaterial nature. However, Mr. Arnold has requested punitive damages in the specific amount of $8,000,000 for using Mr. Arnold's photograph in a marketing publication after he was terminated and without his permission. Litigation counsel for the Company will be making a motion to strike the punitive damages claim as it appears that this claim is without merit. The Company has filed a counterclaim against Mr. Arnold and his attorney for misuse of legal process and filing a frivolous claim.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         There were no stockholder meeting during the three months ended November 30, 1995. The Company's Annual Meeting was held on July 21, 1995, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Ernst & Young, LLP as the Company's independent auditors, adoption of the 1995 Stock Incentive Plan and the election of the following Directors: Stanton M. Pikus, Kevin J. McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M.
Vineberg, Paul L. Shapiro and Frank A. Cappiello.


                                     PART II

ITEM 5.           MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company commenced trading in the Over-The-Counter (O-T-C) market subsequent to the closing of its initial public offering on August 29, 1986. Commencing on January 8, 1993, the Company's shares of common stock began trading on NASDAQ's National Market under the stock symbol of SKIL. Effective March 1, 1994, the Company's stock symbol was changed to XCEL. The high and low bid prices of the Company's common stock from December 1, 1993 through February 16, 1996 were as follows:

                MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS


=======================================================================================
1993         |  1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
                -----------       -----------       -----------       -----------
             | High     Low   |   High    Low   |  High     Low   |  High     Low
               ----     ---       ----    ---      ----     ---      ----     ---
             |                |                 |                 |
Common Stock |6 5/8     4 1/2 |   6 3/4   5 1/4 | 6         3 7/8 |  4 3/4     3 7/8
=======================================================================================
1994         |  1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
                -----------       -----------       -----------       -----------
             | High     Low   |   High    Low   |  High     Low   |  High     Low
               ----     ---       ----    ---      ----     ---      ----     ---
             |                |                 |                 |
Common Stock |4         2 7/8 | 4          2 5/8| 3 3/4     2 1/2 |3 3/16      2
=======================================================================================
1995         |  1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
                -----------       -----------       -----------       -----------
             | High     Low   |   High    Low   |  High     Low   |  High     Low
               ----     ---       ----    ---      ----     ---      ----     ---
             |                |                 |                 |
Common Stock |2 7/8     2     | 3 7/8      2 1/2| 3 1/2     2 1/2 |  3 5/16    1 7/8
=======================================================================================
1996         |  1st Quarter   |
             | High     Low   |
             |                |
Common Stock |2 11/16  1 15/16|
===============================


         The approximate number of record holders of the Company's common stock as of November 30, 1995 as determined from the Company's transfer agent's list of record holders was 284. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 1,000 beneficial holders.

         The Company has never declared a dividend on its common stock and does not plan to do so in the near future.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


ITEM 6.           SELECTED FINANCIAL DATA


                                                                                Years Ended November 30,
                                                                                ------------------------
                                                          1995                1994(1)            1993(3)               1992(3)
                                                          ----                -------            -------               -------
Operating data:(2)
Net revenues                                           $28,251,942          $26,400,881         $22,560,040         $20,911,244
Income (loss) from
     continuing operations
     before cumulative effect of
     change in accounting
     principle                                             112,286           (3,454,043)          1,519,370             464,373
Income (loss) from and gain on sale of
     discontinued operation                              1,601,554              167,250             241,393             719,415

Primary per share data:
   Income (loss) from and gain on
     sale of continuing operations                             .01                 (.32)                .12                 .12
   Cumulative effect of change
     in accounting principle                                    -                    -                  .02                  -
   Discontinued operation                                      .13                  .01                 .02                 .02
                                                              ----                 ----                ----                ----
   Net income (loss)                                           .14                 (.31)                .16                 .14
                                                              ====                 ====                ====                ====

Balance sheet data:(2)
   Total assets                                        $26,827,609          $27,714,394         $19,002,426                -
   Long-term debt                                        6,572,701            9,545,069           2,950,948                -



(1) Includes CALC/Canterbury which was acquired in June, 1994.
(2) Comparative operating data for Fiscal 1991 is not presented because consolidated financial data is not available. Comparative balance sheet data for Fiscal 1992 and 1991 is not available.
(3) All share amounts in 1993 and 1992 are presented on a proforma basis.


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at November 30, 1995 was $2,964,000. This level of working capital is expected to be maintained through Fiscal 1996; however, Landscape Maintenance causes some seasonality in consolidated cash flows. The spring season will require that Landscape Maintenance expend funds for labor and materials in advance of billings as the business gears up for the summer months. The cash shortfall will reverse itself in the late fall/early winter as the collection of receivables exceeds the cost of operations.

         Two other factors will have a positive impact on consolidated liquidity. CALC/Canterbury will have a significant positive influence on overall cash flow for 1996. The strong margins, coupled with the fact that receivables turn, on average, in approximately 30 days, will contribute to a strong working capital ratio. Also, as the vocational training segment becomes less of a significant portion of consolidated operations, the very slow receivable turn attributed to self-paying individuals will have less of a negative impact on overall liquidity. Average collection time for accounts receivables improved by 30% during Fiscal 1995 over 1994.

         Management believes available working capital lines of credit, as well as positive cash flow contributions from the Company's operating segments, will be sufficient to cover cash flow requirements for the Company for the next 12 months.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         In April, 1995 the Company entered into a permanent restructuring of its term-loan and revolving credit facilities with Chase Manhattan Bank.

         The term-loan amortization and maturities remained identical to the original agreements. Principal payments of this term loan were in a lump sum payment of $2,075,000 in June, 1995 and 12 equal quarterly payments of $518,750 thereafter. The first quarterly installment of $518,750 was made in September, 1995 and the second was made in December, 1995. The interest rate is LIBOR plus 3% or the bank's prime rate plus 1/2%. The Company has the right to choose which rate is to be utilized on a periodic basis. The interest rates can be reduced if certain financial ratios are met in the future. The 30 day LIBOR rate at November 30, 1995 was 5.98%.

         Certain pricing incentives were incorporated into the restructuring of the revolving credit facility that were based upon additional equity being received during July, 1995. Pursuant to this, the Company successfully raised $1,000,000 in equity through a private placement in July, 1995, and therefore accomplished its incentive goal. The Company had borrowed $3,120,000 under this facility at November 30, 1995; and the unused portion of line was $380,000. Based on borrowing limitations as set forth in the borrowing base calculation, the Company repaid $350,000 in December, 1995 and $25,000 in January, 1996, reducing the outstanding borrowing on the revolving credit facility to $2,745,000. As of November 30, 1995, the Company was in compliance with all of the debt covenants relating to both the term loan and the revolving credit facility.

         Cash flow from continuing operations for the year ended November 30, 1995 was $1,900,000 an increase of $2,399,000 over the previous year. This is attributable to the positive contributions of CALC/Canterbury during fiscal 1995 as well as improved collections in the business maintenance segment.

         During Fiscal 1995, the Company raised $1,361,000, net of applicable costs, through a series of private placements of its common stock sold to various accredited investors at prices ranging from $.80 to $2.06 per share. This equity was used for general working capital needs.

         The Company believes that the combination of cash provided by operating activities, as well as the ability to borrow from the unused portion of its credit line, will enable the Company to meet its liquidity needs in respect to its current operations for the next 12 months. There was no material commitment for capital expenditures as of November 30, 1995. Inflation was not a significant factor in the Company's financial statements.

         In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS 123, "Accounting for Stock-Based Compensation." Both of these statements are required to be adopted by January 1, 1996. The Company does not expect that adoption of SFAS 121 and 123 will have a material effect on its consolidated financial position, consolidated statement of income, or liquidity. For further discussion, see Note 1 of the Notes to Consolidated Financial Statements.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         RESULTS OF OPERATIONS

         Fiscal 1995 Compared to Fiscal 1994

         Revenues

         Revenues increased by $1,851,000 (7%) to $28,252,000 in Fiscal 1995 from 1994. This increase was the net effect of several factors. CALC/Canterbury which was purchased in June, 1994 had revenues in that year of $5,570,000 representing six months of revenue in 1994. 1995 CALC/Canterbury revenues for twelve months increased to $11,381,000. Offsetting this increase was a reduction in vocational training revenues of $3,868,000 for Fiscal 1995. This reduction was anticipated in conjunction with the decision in 1994 to close, consolidate and downsize several training centers. Vocational training revenues will continue to contribute a smaller portion of the consolidated total revenues in the future.

         Costs and Expenses

         Costs and expenses decreased in Fiscal 1995 by $843,000 (5%). This was mainly due to costs associated with Landscape Maintenance Services. A significant cost cutting program was implemented during 1995. Facilities were consolidated, payroll was reduced and purchasing accomplished sizable discounts while margins were increased. Consolidated gross profits in 1995 increased to 40% from 33% in Fiscal 1994.

         Selling expense increased in Fiscal 1995 by $386,000 (20%) over Fiscal 1994. The increase was caused by additional selling expenses for CALC/Canterbury for the full year in 1995 ($1,087,000), again offset by the reduction in marketing expenses for the vocational school segment ($765,000).

         General and administrative expense in Fiscal 1995 decreased by $963,000 (12%). There are two major reasons for this change. First, CALC/Canterbury's expenses increased by $1,684,000 due to the fact that 1994 expenses were only for a six-month period. Offsetting this increase was a decrease in the vocational segment of $2,148,000, which included $1,047,000 in one-time charges relating to training center closings and downsizing. The business maintenance services segment also reflected a reduction in general and administrative expenses of $728,000,which included $570,000 in one-time charges relating to issues surrounding the pending litigation with the previous owner that were included in Fiscal 1994. During 1995, the Company allocated corporate expenses of $387,000 to discontinued operations.

         The Company's provision for doubtful accounts decreased by $2,176,000 (64%) in 1995 over the previous year. This reduction is attributable to the vocational training segment. As the anticipated downsizing of training centers has occurred so has the necessity for significant bad debt provisions.

         Interest expense for 1995 increased by $394,000 (71%). This is due primarily to the full year interest expense for the CALC/Canterbury acquisition debt being reflected in Fiscal 1995. Only six months interest expense was incurred in Fiscal 1994 after the June, 1994 acquisition.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         In November, 1995 the Company sold its specialty printing segment for cash and notes. As a result of this sale, the Company recognized a gain of $1,493,000, which is net of applicable taxes

         Fiscal 1994 Compared to Fiscal 1993

         Revenues

         Revenues increased by $3,841,000 (17%) in Fiscal 1994 from 1993. This increase was the net effect of several factors. The acquisition of CALC in June, 1994 added approximately $5,570,000 in revenues for 1994. Also, Motivational Systems acquired in September of 1993, contributed $1,981,000 in net revenues for Fiscal 1994 versus $650,000 in Fiscal 1993, an increase of $1,331,000. Offsetting these increases was a reduction in vocational training revenues of $2,334,000 for Fiscal 1994. This reduction, which resulted from more stringently enforced financial enrollment thresholds throughout the year, at all training centers, was a factor in the Company's decision during the fourth quarter to downsize, consolidate or close several training centers.

         Costs and Expenses

         Costs and expenses increased in Fiscal 1994 by $3,476,000 (24%) over Fiscal 1993. This was mainly due to costs associated with CALC, which was purchased in June, 1994 ($2,802,000), as well as higher costs ($684,000) in the business maintenance segment. Motivational Systems expenses for the full year in Fiscal 1994 were $700,000, as compared to $224,000 for the three months they were included in Fiscal 1993. Also included in the costs and expenses for Fiscal 1994 were $238,000 of one-time charges relating to both the vocational training and business maintenance segments. These charges related to write-offs of fixed assets and deposits for the vocational training segment and individual liabilities for Landscape Maintenance as of the merger date. Consolidated gross profits in 1994 declined to 33% from 37% in Fiscal 1993.

         Selling expense increased in Fiscal 1994 by $122,000 (6%) over Fiscal 1993. Again, the increase was caused by the addition of CALC during 1994 ($568,000) which were offset by lower expenses in the other operating segments.

         General and administrative expense in Fiscal 1994 increased by $4,342,000 (118%) over the previous year. This increase is attributable to several factors. The acquisition of CALC contributed $857,000 to the increase. The business maintenance segment had $629,000 more in expenses during the Fiscal 1994 versus Fiscal 1993. The increase was caused by several factors: higher labor costs, higher insurance costs, increased depreciation and other administrative costs associated with the pending litigation with the previous owner. Also, the costs associated with Motivational Systems for the full 12 months of Fiscal 1994 were $618,000, versus only $138,000 for the three months they were included in Fiscal 1993, an increase of $480,000. Expenses to maintain the corporate office increased by $870,000. Increases in payroll, legal, insurance and amortization expense contributed to this increase. The Company's provision for doubtful accounts increased by $2,658,000 in Fiscal 1994 over 1993. This increase was attributable to the vocational training segment. The Company regularly evaluates the reserve as it relates to this segment's receivables. The 1994

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


provision reflects current poor collection results on private paying students. The recent collection history related to these receivables was a principal factor in the Company's decision, in the fourth quarter of Fiscal 1994, to downsize, consolidate or close most of its vocational training centers. Finally, one-time charges, totalling $1,617,000 were charged to both the vocational training and business maintenance segments in the fourth quarter of Fiscal 1994. These one-time charges were for the following items: fixed asset write-offs, litigation and insurance reserves, goodwill write-offs and reserves for lease terminations, mostly related to the consolidation and closing of certain vocational training locations.


ITEM 8.      FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

         The financial statements and supplementary data are as set forth in the Index on page 20.


ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The directors, executive officers and control persons of the Company as of November 30, 1995 were as follows:


Name                     Age     Position Held with Company(1)
----                     ---     -----------------------------
Stanton M. Pikus          55     President, Chief Executive Officer,
                                     Chairman of the Board of Directors
Kevin J. McAndrew, CPA    37     Chief Operating Officer, Executive Vice
                                     President, Chief Financial
                                     Officer, Treasurer, Director
Alan Manin                58     Vice President - Training; Director
Jean Zwerlein Pikus       42     Vice President - Operations, Secretary,
                                     Director
Marc Orsimarsi, CPA       35     Chief Accounting Officer, Corporate
                                     Controller
Stephen M. Vineberg       54     Director
Paul L. Shapiro           44     Director
Frank A. Cappiello        70     Director
Edward Koenig             54     Control Person

-----------------

(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         STANTON M. PIKUS, President and Chairman of the Board of Directors was a founder of the Company (1981). He graduated from the Wharton School of the University of Pennsylvania (B.S., Economics and Accounting) in 1962. Since 1968 he had been president and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm that completed more than twenty transactions. In addition, Mr. Pikus has been retained in the past by various small to medium-sized public companies in the capacity of an independent financial consultant.

         KEVIN J. McANDREW, CPA, Chief Operating Officer December, 1993; Executive Vice President since November, 1992; Vice President and Chief Financial Officer of the Company since June, 1987; Treasurer since January, 1988 and Director since August, 1990. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 to 1983, he was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986, Mr. McAndrew was employed as a Controller for a New Jersey-based division of Allied Signal, Inc.

         ALAN MANIN, Vice President, Training and Director of the Company since its inception. He is a graduate of Temple University (B.S., 1960, M.Ed., 1966); a former teacher and department chairman in the Philadelphia School System (1960-1966); a former Vice President and Director of Education for Evelyn Wood Reading Dynamics (1966-1972); a former Director of Northeast Preparatory School
(1973); President, Chief Operating Officer and founder of Health Careers Academy, a federally accredited (National Association of Trade and Technical Schools) vocational school (1974-1979) and a founder of the Company (1981).

         JEAN ZWERLEIN PIKUS, Vice President of Operations since November, 1993; Vice President of Human Resources and School Operations, Secretary and
Director since December 1, 1984.  She was employed by J. B. Lippincott
Company, a publishing company, from 1974 to 1983 as Assistant Personnel
Manager, where she established its word processing center and was responsible for the day-to-day control of word processing and graphic services. In 1984, Ms. Pikus graduated from the Wharton School of the University of Pennsylvania (B.S., Accounting and Management, cum laude). Ms. Pikus is the wife of the President, Stanton M. Pikus.

         MARC ORSIMARSI, CPA, Chief Accounting Officer since June, 1993, Corporate Controller since 1989 and Accounting Manager since March of 1988. He is a graduate of LaSalle College (B.S. Accounting, 1982) and has been a Certified Public Accountant since 1987. From 1982 to 1984, he was a Cost Accountant with Franklin Computer. He was an Auditor with the firm of Coopers & Lybrand in Philadelphia from 1984 to 1988.

         STEPHEN M. VINEBERG, a Director since 1988, is currently the President and Chief Executive Officer of CMQ, Inc. Previously, he was a Vice President of Fidelity Bank, Philadelphia, where he was Chief Operating Officer of the Data Processing and Systems and Programming Divisions. Mr. Vineberg also directed a wholly owned subsidiary of the bank that developed and marketed computer software, operated a service bureau and coordinated all electronic funds transfer activities.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


        PAUL L. SHAPIRO, a Director since December, 1992 has worked for McKesson Drug Company for the past 15 years. From 1973 through 1975 he was Director of the Pennsylvania Security Officers' Training Academy. In 1973 he graduated from York College of Pennsylvania with a B.S. Degree in Police Administration.

        FRANK A. CAPPIELLO, Director, is President of an investment counseling firm: McCullough, Andrews & Cappiello, Inc., providing management of more than $1 billion of assets. He is Chairman of three no-load mutual funds; Founder and Principal of Closed-End Fund Advisors, Inc.; publisher of Cappiello's Closed-End Fund Digest; author of several books and a regular panelist on "Wall Street Week with Louis Rukeyser." For more than 12 years Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, he was the Research Director of a major stock brokerage firm. He is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.

        EDWARD KOENIG, was the President and former owner of Landscape Maintenance Services, Inc. He and his family and affiliates own 1,029,000 shares of the Company's common stock.


ITEM 11.          EXECUTIVE COMPENSATION

         CASH COMPENSATION

         The Company had 361 full-time employees as of November 30, 1995. There were no cash directors' fees paid during this period.

                           Summary Compensation Table



                                                                                                                  Stock
                                                            Other                                                 Option
                                                            Annual      Restricted     Securities                 Exercise
     Name &                                                 Compen-     Stock          Underlying     LTIP        Compen-
     Principal                         Salary     Bonus     sation      Award(s)       Options/       Payouts     sation
     Position                 Year      ($)        ($)       ($)          ($)          SARs (#)        ($)          ($)
     ------------------------------------------------------------------------------------------------------------------
     Stanton M. Pikus,        1995   $199,148    $  -        $-           $-            $-             $-          26,120
     President,               1994    149,580       -         -            -             -              -          40,794
                              1993    108,908      6,000      -            -             -              -            -

     Kevin J. McAndrew,       1995    127,111       -         -            -             -              -          11,307
     Chief Operating Officer  1994     90,234     18,000      -            -             -              -          31,687
                              1993     78,914      5,000      -            -             -              -            -


         During Fiscal 1995, the Company entered into an adjusted employment agreement with the President. The term of the agreement is five years and calls for a base salary of $195,000 beginning on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1995 the President waived his right to receive any performance bonus earned.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         The Company also has an employment agreement with its executive vice president and chief operating officer. The agreement commences December 1, 1995 and expires November 30, 2000. It requires an annual base salary of $120,000 for Fiscal 1996 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract.

         COMPENSATION PURSUANT TO PLANS

         The following non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant).


                                                                  Date     Exercise
Name of Individual         Capacity in Which Served    Options   Granted    Price
------------------         ------------------------    -------   -------   --------
Stanton M. Pikus           President, Chairman of       50,000  12/20/93    $3.63
                           the Board of Directors


Kevin J. McAndrew, CPA     Chief Operating Officer,     25,000  11/10/92    $2.50
                           Executive Vice President,    50,000  12/20/93    $3.63
                           Chief Financial Officer,    100,000  07/26/94    $2.75
                           Treasurer, Director


Alan Manin                 Vice President -             10,000  12/20/93    $3.63
                           Training; Director


Jean Zwerlein Pikus        Vice President -             20,000  11/02/92    $2.50
                           Operations, Secretary,       30,000  12/20/93    $3.63
                           Director


Marc Orsimarsi             Chief Accounting Officer      5,000  03/27/91    $ .31
                           Corporate Controller         25,000  11/21/91    $ .75
                                                        15,000  11/10/92    $2.50
                                                        20,000  12/20/93    $3.63


Stephen M. Vineberg        Director                      5,000  11/21/91    $ .75
                                                         5,000  05/27/92    $1.50
                                                         7,500  11/30/92    $4.50
                                                         7,500  01/07/94    $3.13
                                                         7,500  08/16/94    $2.75
                                                         2,500  05/11/95    $2.75
                                                        10,000  07/24/95    $2.81


Paul L. Shapiro            Director                      7,500  11/30/92    $4.50
                                                         7,500  01/07/94    $3.13
                                                         7,500  08/16/94    $2.75
                                                         2,500  05/11/95    $2.75
                                                        10,000  07/24/95    $2.81


Frank Cappiello*           Director                    100,000  01/30/95    $2.00

* Frank Cappiello's options are not part of the 1987 Employee Stock Option Plan, but also convert to restricted common stock. Mr. Cappiello has five years from the date of grant to exercise these options.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         Said employee stock options option holders have five years from the date of grant to exercise any or all of their options, and upon leaving the Company the option holders must exercise within 30 days. These options exercise into restricted shares of Company common stock and absent registration, or any exemption from registration, must be held for two years by the option holder before the restriction can be removed.

         OTHER COMPENSATION

         No material other compensation. However, see "Certain Relationships and Related Transactions" for key-man life insurance arrangements.

         COMPENSATION OF DIRECTORS

         No additional compensation.

         TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         Not Applicable.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         (A) (B) The following table sets forth as of February 16, 1996 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

Title of         Name of                                            Percent
 Class        Beneficial Owner                   Shares Owned       of Class

Common       Stanton M. Pikus (2)(4)             1,324,737            9.7%
Common       Kevin J. McAndrew (1)(4)              178,909            1.3%
Common       Alan Manin (1)(4)                     377,683            2.8%
Common       Jean Zwerlein Pikus (1)(2)(4)         129,416             .9%
Common       Marc Orsimarsi (1)(4)                  24,074             .2%
Common       Stephen M. Vineberg (1)(4)             20,885             .2%
Common       Paul L. Shapiro (4)                     2,000               -
Common       Frank A. Cappiello(1)(4)               85,000             .6%
Common       Edward Koenig (3)                     573,544            4.2%
                                                 ---------           -----
All Officers, Directors and 5%
Stockholders as a group (9 in number)            2,716,248           19.9%


(1) All of said individuals have given a Voting Trust and First Right of Refusal to Stanton M. Pikus, President and Board Chairman of the Company.

(2) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each others shares.

(3) As a result of the November, 1993 acquisition of Landscape Maintenance Services, Inc., Edward Koenig and his immediate family received a total of 1,029,000 shares (7.5%) of Company common stock.

(4)  Does not include option grants as set forth in Item 11.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


         CHANGE IN CONTROL

         There has been no change in control of the Company.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has secured key-man life insurance policies for its Corporate Officers. The amount and beneficiary of the key-man life insurance policies are as follows:
                                            Amount of
         Corporate Officers                  Policy               Beneficiary
         ------------------                 ---------             -----------
         Stanton M. Pikus                   $2,000,000              Company
         Kevin J. McAndrew                  $1,000,000              Company
         Alan B. Manin                      $  500,000              Company
         Jean Z. Pikus                      $  500,000              Company
         Marc Orsimarsi                     $  250,000              Company

         In December, 1995, the Company purchased a $1,000,000 key-man life insurance policy on Roger E. Flax, the President of MSI/Canterbury. In the event of the death of Mr. Flax, the entire $1,000,000 benefit would be paid to the Company.

         The Company has a $500,000 and $150,000 key-man life insurance policy on Virginia FitzPatrick (President) and Edward Roffman (Vice President) of CALC/Canterbury. In the event of the deaths of Mrs. FitzPatrick or Mr. Roffman the entire benefit of each policy would be paid to the Company.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

         The following are filed as a part of this Form 10-K on the pages indicated.
                                                                Page Number

        Consolidated Financial Statements
        Report of Independent Auditors..............................  F- O
        Consolidated Balance Sheets - November 30, 1995 and 1994....  F- 1
        Consolidated Statements of Operations - Years ended
          November 30, 1995, 1994 and 1993..........................  F- 3
        Consolidated Statements of Stockholders' Equity -
          Years ended November 30, 1995, 1994 and 1993..............  F- 5
        Consolidated Statements of Cash Flows - Years ended
          November 30, 1995, 1994 and 1993..........................  F- 6
        Notes to Consolidated Financial Statements..................  F- 9
        Schedule II, Valuation and Qualifying Accounts..............  F-21
        Report of Independent Auditor on the Financial Statements
          of Landscape Maintenance Services, Inc....................  F-22

         Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

         Notification of disposition of assets of Star Label Products, Inc. to Okumus Enterprises, Ltd., dated December 13, 1996.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Corporate Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CANTERBURY CORPORATE SERVICES, INC.


Dated:     2/26/96        By /s/ Stanton M. Pikus
                            -------------------------------------------
                            Stanton M. Pikus, President;
                            Chief Executive Officer


Dated:     2/26/96        By /s/ Kevin J. McAndrew
                            -------------------------------------------
                            Kevin J. McAndrew, Chief Operating Officer,
                            Executive Vice President, Chief Financial
                            Officer, Treasurer, Director


Dated:     2/26/96        By /s/ Marc Orsimarsi
                            ------------------------------------------
                            Marc Orsimarsi, Chief Accounting Officer

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Corporate Services, Inc. and in the capacities and on the dates indicated.


Dated:     2/26/96        By /s/ Stanton M. Pikus
                            -----------------------------------------------
                            Stanton M. Pikus, President; Director;
                            and Chairman of the Board of Directors


Dated:     2/26/96        By /s/ Kevin J. McAndrew
                            -----------------------------------------------
                            Kevin J. McAndrew, Chief Operating Officer;
                            Executive Vice President; Chief Financial
                            Officer, Director


Dated:     2/26/96        By /s/ Alan Manin
                            -----------------------------------------------
                            Alan Manin, Vice President - Training; Director


Dated:     2/26/96        By /s/ Jean Zwerlein Pikus
                            ------------------------------------------------
                            Jean Zwerlein Pikus, Vice President - Operations Secretary; Director


Dated:     2/26/96        By /s/ Marc Orsimarsi
                            ------------------------------------------------
                            Marc Orsimarsi, Corporate Controller


Dated:     2/26/96        By /s/ Stephen M. Vineberg
                            ------------------------------------------------
                            Stephen M. Vineberg, Director


Dated:     2/26/96        By /s/ Paul L. Shapiro
                            -----------------------------------------------
                            Paul L. Shapiro, Director


Dated:     2/26/96        By /s/ Frank A. Cappiello
                            -----------------------------------------------
                            Frank A. Cappiello, Director

                         Report of Independent Auditors


The Board of Directors and Stockholders
Canterbury Corporate Services, Inc.


We have audited the accompanying consolidated balance sheets of Canterbury Corporate Services, Inc. as of November 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the November 30, 1993 statement of operations and cash flows of Landscape Maintenance Services, Inc., a wholly owned subsidiary, which statements reflect total revenues constituting 54% in 1993 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provided a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Corporate Services, Inc. at November 30, 1995 and 1994 and the consolidated results of its operations and cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles, on the basis presented in Note 1. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 6, in 1993 the Company changed its method of accounting for income taxes.




                                Ernst & Young LLP




Philadelphia, Pennsylvania
February 26, 1996

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                           CONSOLIDATED BALANCE SHEETS
                           November 30, 1995 and 1994



ASSETS
                                                 1995                               1994
                                               ----------                         -------
Current Assets:
  Cash                                        $1,471,702                         $1,384,030
  Accounts receivable, net
    of allowance for doubtful
    accounts of $2,276,000
    and $3,152,000                             5,281,731                          6,768,636
  Notes receivable                               531,072                               -
  Prepaid expenses and
    other assets                                 782,136                            577,267
  Refundable income taxes                        326,000                            518,384
  Deferred income tax benefit                    794,676                          1,900,833
  Net current assets of
    discontinued operation                          -                               483,275
                                              ----------                         ----------
           Total Current Assets                9,187,317                         11,632,425



Property and equipment
  at cost, net of accumulated
  depreciation of $7,015,000 and
  $7,084,000                                   3,756,242                          3,903,161
Goodwill, net of accumulated
  amortization of $886,000 and
  $767,000                                     9,440,645                          9,865,119
Notes receivable                               4,028,921                            559,993
Other assets                                     414,484                            351,503
Net other assets of
  discontinued operation                            -                               862,193
                                             -----------                         ----------


           Total Assets                      $26,827,609                        $27,174,394
                                             ===========                        ===========



                             See Accompanying Notes
                                       F-1

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                           CONSOLIDATED BALANCE SHEET
                           November 30, 1995 and 1994



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1995            1994
                                                    ----------        -------
Current Liabilities:
  Accounts payable - trade                          $  697,768      $1,251,013
  Accrued expenses                                   1,369,169       1,868,673
  Income taxes payable                                 132,000           8,760
  Unearned tuition income                            1,186,886       1,489,019
  Current portion, long-term
    debt                                             2,837,279       2,793,890
                                                    ----------      ----------

      Total Current Liabilities                      6,223,102       7,411,355

Long-term debt                                       6,572,701       9,545,069

Deferred income tax liability                          919,000         236,025

Commitments and contingencies

Stockholders' Equity:
  Convertible preferred stock, no par
    value, authorized 1,600,000 shares,
    at aggregate liquidation preference
      Class A, 12.5%, 100,000 and
        150,000 shares issued and
        outstanding                                     93,482          93,482
      Class B, 8%, 37,500 shares
        issued and outstanding                          35,000          35,000
      Class C, 10%, 180,000 and
        200,000 shares issued and
        outstanding                                    130,006         170,006
  Common stock, $.001 par value,
    50,000,000 shares authorized;
    13,060,000 and 11,586,000 issued
   and outstanding                                      13,060          11,586

 Additional paid-in capital                         12,915,730      11,285,032

  Retained earnings (deficit)                           68,963      (1,613,161)
  Less treasury shares at cost                        (143,435)           -
                                                   -----------      ----------
           Total Stockholders' Equity               13,112,806       9,981,945
                                                   -----------      ----------

           Total Liabilities and
             Stockholders' Equity                  $26,827,609     $27,714,394
                                                   ===========     ===========






                             See Accompanying Notes
                                       F-2

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended November 30, 1995, 1994 and 1993


                                                             1995                  1994                     1993
                                                             ----                  ----                     ----
  Net revenues                                          $ 28,251,942            $26,400,881              $22,560,040
  Costs and expenses                                      16,830,579             17,673,369               14,197,436
                                                        ------------            -----------              -----------

  Gross profit                                            11,421,363              8,727,512                8,362,604

  Selling                                                  2,287,364              1,900,869                1,779,316
  General and administrative                               7,053,691              8,016,426                3,674,565
  Provision for doubtful accounts                          1,215,136              3,390,820                  732,458
                                                        ------------          -------------               ----------

  Total operating expenses                                10,556,191             13,308,115                6,186,339

  Other (income) expenses
    Interest income                                          (68,385)               (32,642)                 (11,677)
    Interest expense                                         951,588                557,598                  235,075
    Other                                                     (4,864)                  (374)                  39,996
                                                        ------------          -------------                ----------

  Income (loss) before provision for income
    taxes and cumulative effect of a
    change in accounting principle
    and discontinued operations                              (13,167)            (5,105,185)               1,912,871

  Provision/(benefit) for income taxes                      (125,453)            (1,651,142)                 393,501
                                                        ------------          -------------              -----------

  Income (loss) from continuing
  operations before cumulative effect
    of a change in accounting principle                      112,286             (3,454,043)               1,519,370

  Cumulative effect of a change in
    accounting principle                                        -                      -                     165,288

  Discontinued operation
    Income from discontinued operation
     less applicable income taxes of
     $79,833, $136,668 and $130,388                          108,009                167,250                  241,393
    Gain on sale of discontinued
     operation (less applicable income
     taxes of $1,309,922)                                  1,493,545                    -                       -
                                                        ------------            -----------              -----------
  Net income (loss)                                     $  1,713,840            $(3,286,793)             $ 1,926,051
                                                        ============            ===========

  Pro forma adjustment for income taxes                                                                      222,000
                                                                                                         -----------
  Pro forma net income                                                                                   $ 1,704,051
                                                                                                         ===========


                                    Continued
                             See Accompanying Notes
                                       F-3

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended November 30, 1995, 1994 and 1993
                                    Continued



                                                    1995                  1994                     1993
                                                 -----------           -----------                -------
  Net income (loss) per share and common
   share equivalents
     Primary:                                                                                             (A)
      Income (loss) from
       continuing operations                      $      .01            $      (.32)             $       .12
      Cumulative effect of a change
       in accounting principle                          -                         -                      .02
      Discontinued operation                             .13                    .01                      .02
                                                  ----------            -----------              -----------
      Net income (loss) per share                 $      .14            $      (.31)             $       .16
                                                  ==========            ===========              ===========
     Fully diluted:
      Income (loss) from
       continuing operations                      $     -               $      (.32)             $       .12
      Cumulative effect of change
       in accounting principle                          -                         -                      .01
      Discontinued operation                             .13                    .01                      .02
                                                  ----------            -----------              -----------
      Net income (loss) per share                 $      .13            $      (.31)             $       .15
                                                  ==========            ===========              ===========

  Weighted average number of common and
   common equivalent shares - primary             12,547,639             10,761,600               10,594,000
                                                  ==========            ===========              ===========

  Weighted average number of
   common and common equivalent
   shares - fully diluted                         13,119,800             10,761,600               11,396,000
                                                  ==========            ===========              ===========




(A) Per share amounts in 1993 are presented on a pro forma basis.



                             See Accompanying Notes

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended November 30, 1995 and 1994





                                                                                    RETAINED                     TOTAL
                              CONVERTIBLE       COMMON STOCK        ADDITIONAL      EARNINGS     TREASURY     STOCKHOLDERS'
                            PREFERRED STOCK   SHARES    AMOUNT    PAID-IN-CAPITAL   (DEFICIT)     STOCK          EQUITY
                            ---------------   ----------------    ---------------   ----------   --------     ---------
Balance, November 30, 1992      $364,396     8,734,360 $ 8,734      $ 3,949,746   $ 2,828,754    $   -         $7,151,630

Issuance of common stock for
 services                                       42,000      42           65,068                                    65,110
Issuance of common stock for
 acquisition                                     1,250       1            1,249                                     1,250
Private placement of common
 stock, net of expenses                        591,094     591        1,665,319                                 1,665,910
Exercise of Class C warrants                    54,360      55           82,574                                    82,629
Exercise of stock options                      785,930     786          690,891                                   691,677
Payment of dividends on
 preferred stock                                                                      (41,757)                    (41,757)
Reclass to additional paid-in
 capital resulting from
 termination of S Corporation
 status                                                               2,710,563    (2,710,563)                       -
Distribution to stockholders of
 S Corporation                                                                       (290,000)                   (290,000)
Tax benefit related to
 stock options                                                          111,000                                   111,000

Net income                                                                          1,926,051                   1,926,051
                                --------    ---------- -------      -----------   -----------    --------      ----------



Balance, November 30, 1993      $364,396    10,208,994  $10,209      $9,276,410   $ 1,712,485    $   -        $11,363,500

Issuance of common stock for
 services                                       29,500       29          95,846                                    95,875
Issuance of common stock for
 acquisition                                    30,778       31         102,204                                   102,235
Private placement of common
 stock, net of expenses                        755,714      756       1,315,943                                 1,316,699
Preferred stock conversion       (65,908)      115,968      116          65,792                                      -
Exercise of stock options                      422,025      442         425,910                                   426,352
Payment of dividends on
 preferred stock                                                                      (38,853)                    (38,853)
401(k) Company match                             2,930        3           2,927                                     2,930

Net (loss)                                                                         (3,286,793)                 (3,286,793)
                                --------    ----------  -------     -----------   -----------    --------     -----------
Balance, November 30, 1994      $298,488    11,585,909  $11,586     $11,285,032   $(1,613,161)   $   -        $ 9,981,945


Issuance of common stock                        51,305       51          37,461                                    37,512
Private placement of common
 stock, net of expenses                        896,220      897       1,360,346                                 1,361,243
Preferred stock conversion       (40,000)      114,286      114          39,886                                      -
Exercise of stock options                      397,500      397         168,227                                   168,624
Payment of dividends on
 preferred stock                                                                      (31,716)                    (31,716)
401(k) Company match                             4,793        5           4,788                                     4,793
Treasury shares
  acquired at cost                                                                                (143,435)      (143,435)
Exercise of Class C warrants                    10,000       10          19,990                                    20,000

Net Income                                                                          1,713,840                   1,713,840
                                --------    ----------  -------     -----------   -----------    ---------    -----------
Balance, November 30, 1995      $258,488    13,060,013  $13,060     $12,915,730   $    68,963    $(143,435)   $13,112,806
                                ========    ==========  =======     ===========   ===========    =========    ===========



                             See Accompanying Notes
                                       F-5

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended November 30, 1995, 1994 and 1993



                                                            1995                1994                 1993
                                                            ----                ----                  ----
Cash flows from continuing operating activities:
    Cash received from students and customers           $28,489,886         $ 22,251,444           $20,007,791
    Cash paid to suppliers and employees                (25,542,931)         (21,440,827)          (19,470,375)
    Interest received                                        68,385                3,046                11,677
    Interest paid                                          (951,588)            (462,332)             (235,075)
    Income taxes paid                                      (163,700)            (850,009)             (484,689)
                                                        -----------         ------------           -----------
      Net cash provided by (used in)
        continuing operating activities                $  1,900,052          $  (498,678)          $  (170,671)

Cash flows from investing activities:
    Capital expenditures                                   (567,349)          (1,035,578)             (365,923)
    Acquisition of subsidiaries                                -              (8,350,300)           (2,971,604)
                                                        -----------         ------------           -----------

    Net cash used in investing activities                  (567,349)          (9,385,878)           (3,337,527)

Cash flows from financing activities:
    Principal payments on long-term debt                 (2,781,752)            (231,467)             (383,097)
    Proceeds from notes payable and long-
      term debt                                             388,005            8,561,423                 4,259
    Proceeds from exercise of stock options
      and warrants                                          188,624               93,395               774,306
    Proceeds from issuance of common stock, net           1,361,243            1,316,699             1,666,910
    Proceeds from revolving credit facility                    -                 800,000             2,819,000
    Repayment on line of credit                            (500,000)            (250,000)             (850,000)
    Repayment of subordinated debt                             -                    -                 (609,000)
    Payment of dividends on preferred stock                 (31,716)             (38,853)              (41,758)
    Distribution to stockholders                               -                (121,271)               (9,756)
    Purchase of treasury shares                             (83,435)                -                     -
                                                        -----------           ----------              --------

      Net cash provided by (used in)
       financing activities                              (1,459,031)          10,129,926             3,369,964

Net cash provided by (used in)
       discontinued operation                               214,000              (11,883)              (28,252)

      Net increase (decrease) in cash                        87,672              233,487              (166,486)
      Cash at beginning of year                           1,384,030            1,150,543             1,317,029
                                                       ------------           ----------            ----------
      Cash at end of year                              $  1,471,702           $1,384,030            $1,150,543
                                                       ============           ==========            ==========



                                    Continued
                             See Accompanying Notes
                                       F-6

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended November 30, 1995, 1994 and 1993
                                    Continued



                                                     1995                  1994                   1993
                                                     ----                  ----                   ----
Reconciliation of income from continuing
  operations to net cash provided by
  continuing operating activities


Income (loss) from continuing operations
  before cumulative effect of a
  change in accounting principle                    112,286             $(3,454,043)            $1,519,370

Adjustments to reconcile net cash
  provided by operating activities:

  Depreciation and amortization                  $1,423,459             $ 1,781,358             $  650,144

  Provision for doubtful accounts                 1,215,136               3,390,820                732,458

  Deferred income tax benefit                       399,377              (1,141,000)              (307,111)

Change in operating assets and liabilities:

  (Increase)/decrease in accounts receivable        237,944                (337,459)            (2,269,362)

  (Increase)/decrease in prepaid expenses          (204,869)                169,010               (351,591)

  Increase in other assets                          (62,981)               (211,027)                (8,539)

  (Increase)/decrease in inventory                     -                     (8,558)                 8,558

  (Increase)/decrease in refundable taxes           192,384                (518,384)                  -

  Net advances to former
   S Corporation stockholders                          -                       -                   159,940

  Increase/(decrease) in accounts payable          (619,420)                157,994                 69,542

  Increase/(decrease) in accrued expenses          (613,504)                971,730               (116,557)

  Decrease in unearned tuition income              (303,000)               (518,129)              (282,887)

  Increase/(decrease) in income taxes
   payable                                          123,240                (780,990)                25,364
                                                 ----------              ----------             ----------

  Total adjustments                               1,787,766               2,955,365             (1,690,041)
                                                -----------              ----------            -----------

Net cash provided by/(used in)
  operating activities                          $ 1,900,052              $ (498,678)            $ (170,671)
                                                ===========              ==========             ==========





                             See Accompanying Notes
                                       F-7

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended November 30, 1995, 1994 and 1993

Supplemental schedule of noncash investing and financing activities:

      During December 1994, the Company issued 17,305 shares of restricted common stock to a former employee to complete the purchase of Smartwork Graphics.

      In December, 1994 the Company issued 25,000 shares of restricted common stock to members of the Board of Directors for services.

      During February, 1995 the Company allowed its corporate officers and corporate counsel to exercise 397,500 stock options for a note receivable. At November 30, 1995, the total notes receivable plus accrued interest for corporate officers and certain consultants totalled $417,196.

      In March, 1995 the Company issued 9,000 shares of restricted common stock to a consultant for services.

      In May, 1995 the Company issued 4,793 shares of restricted common stock to its defined benefits plan to fulfill its matching contribution requirement.

      During 1994, the Company allowed its corporate officers, corporate counsel and certain consultants to exercise 420,000 stock options for a note receivable.

      In March, 1994, the Company issued:

         29,500 shares of restricted common stock to a consultant for services,

         28,572 shares of restricted common stock for the purchase of Smartwork Graphics, and

         2,206 shares of restricted common stock to purchase its remaining 80% interest in Sastec, Inc.

      In May, 1994, the Company issued 2,930 shares of restricted common stock to its defined benefit plan to fulfill its matching contribution requirement.

      In August, 1993, the Company:

         issued 42,000 shares of restricted common stock to a consultant for services, and acquired Seminar Education Corporation in settlement for a $395,500 note receivable.

      In November, 1993, the Company sold $3,456,750 of previously written off accounts receivable for 18% of the face value.

      Capital lease obligations of $261,423 in 1994 and $41,269 in 1993 were incurred when the Company entered into leases for equipment.

                             See Accompanying Notes
                                       F-8

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


1.  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

      Basis of Financial Statement Presentation and Material Uncertainty

      On November 30, 1993 the Company issued 1,029,000 of its common shares to the shareholders of Landscape Maintenance Services, Inc. in a business combination accounted for as a pooling of interests. During 1994, the Company instituted suit against the former Landscape Maintenance shareholders, alleging misrepresentations and the omission of material facts (e.g. undisclosed liabilities) thereby breaching the agreement to merge the Company and Landscape Maintenance (the Acquisition Agreement). The Company seeks, among other remedies, an adjustment to the number of shares issued, payment of certain previously undisclosed liabilities and unspecified damages or the rescission of the Acquisition Agreement.

      The accompanying consolidated financial statements include Landscape Maintenance for all periods presented under the pooling of interests method of accounting for business combinations. Because the outcome of this litigation is uncertain, the number of shares issued in the business combination or adjustment of the accounting for the business combination and its effects on the consolidated financial statements cannot be determined at this time.

      The rescission of the Acquisition Agreement would result in a change in reporting entity which would require restatement of the consolidated financial statements for all periods presented, to eliminate the results of operations, cash flows and financial position of Landscape Maintenance, currently included under the pooling of interests method of accounting.

      Landscape Maintenance represents the business maintenance services segment of the Company. See Note 3 for selected financial information regarding this segment.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at November 30, 1995, and revenues and expenses for the year then ended. The ultimate outcome and actual results could differ from the estimates and assumptions used.


      Revenue Recognition

      The Company's computer software training segment records revenue at the time an individual attends the training class.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


      The Company's management training segment records revenue based on performance of seminars to its clients.

      The Company's vocational training segment records tuition revenues ratably over the term of the courses which run for approximately two to eight weeks. Receivables for students' tuition are recorded as of the students' first day of class attendance. Unearned tuition income represents revenue to be recognized over the term of the courses.

      The Company's business maintenance services segment records revenues on a pro rata basis over the contract term (typically three to nine months)

      Statement of Cash Flows

      For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

      Depreciation and Amortization

      The Company depreciates and amortizes its property and equipment for financial statement purposes using the straight-line method over the estimated useful lives of the property and equipment (useful lives of leases or lives of leasehold improvements and leased property under capital leases, whichever is shorter). For income tax purposes, the Company uses accelerated methods of depreciation.

      Amortization of Intangible Assets

      Goodwill is being amortized over twenty-five years using the straight-line method.

      Deferred Income Taxes

      Commencing with the year ended November 30, 1993 deferred income taxes are determined utilizing the liability method prescribed by FAS 109. This method gives consideration to the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

      The cumulative effect of adoption is separately stated in the Company's financial statements. The effect of adoption of this change caused the recognition of income of $165,000 for the year ended November 30, 1993.

      Earnings Per Share

      Earnings per share is computed using the weighted average common shares outstanding during the year and includes the dilutive effect of common stock equivalents (options). Fully diluted earnings per share is based on the assumed conversion of preferred stock.

      Accounting Changes

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


Stock-Based Compensation." SFAS 123, which is required to be adopted by January 1, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans, and establishes accounting standards for issuance of equity instruments to acquire goods and services from non-employees.

      In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121, which is required to be adopted by January 1, 1996, establishes accounting standards for the impairment of long-lived assets and certain intangible assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      The Company does not expect that adoption of SFAS 121 and 123 will have a material effect on its consolidated financial position, consolidated statement of income, or liquidity.


2.  Acquisitions

      On November 29, 1993, the Company issued 1,029,000 common shares for the acquisition of Landscape Maintenance Services, Inc. The acquisition was recorded under the pooling of interest method of accounting. Landscape Maintenance operates in a separate business segment (business maintenance services). (Note 3.)

      On September 2, 1993 the Company acquired Motivational Systems, Inc. for $2,512,500 plus an additional amount, contingent upon pre-tax earnings for the initial 12-month period following the closing. Based upon the earnings for the initial 12-month period an earn-out payment of $596,000 was paid to the previous owner in November, 1994. The acquisition was recorded under the purchase method of accounting and included goodwill in the amount of $3,339,000 which also includes capitalized costs of the transaction. Results of operations from September 2, 1993 through November 30, 1993 are included in the income statement.

      On June 30, 1994, Canterbury purchased certain assets and assumed certain liabilities of Computer Applications Learning Center, Inc. for $7,800,000 in cash. The purchase was effective as of June 1, 1994. CALC, a Morristown, New Jersey company, provides software training in the New York metropolitan area to both large Fortune 1000 corporations and the public market. The acquisition of CALC was recorded under the purchase method of accounting and included goodwill in the amount of $6,286,953. Results of operations from June 1, 1994 are included in the income statement.

      The proforma unaudited results of continuing operations for the years ended November 30, 1994 and 1993, assuming the purchase of Motivational Systems, Inc. and CALC had been consummated as of December 1, 1992, are as follows:

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


                                                 1994            1993
                                                 ----            ----
      Revenue                               $31,087,746       $34,683,775
      Income (loss) from
       continuing operations                 (3,351,058)        2,798,962
      Earnings per share:
      Primary                               $      (.31)      $       .26
      Fully diluted                         $      (.31)      $       .25


3.  Segment Reporting

       The Company is organized into four operating segments: computer software training, management training, vocational training and business maintenance services.

       The computer software training segment trains corporate workers and managers as an authorized training center for Microsoft, Lotus, Borland, WordPerfect, Aldus and Apple on DOS, Windows and Macintosh platforms.

       The management training segment conducts corporate seminars in management and team development, selling and negotiating, interpersonal communication, executive development and organizational problem solving.

       The Company's vocational training segment develops, markets and teaches courses that focus upon job-related skills in vocations such as word processing specialist, computer operator, tractor trailer driver, bartender, phlebotomy technician and electrocardiography technician. Its clients are individuals who wish to seek employment, corporations who need to hire these individuals, as well as other corporations that hire Canterbury on a direct basis to train its existing employees.

       The business maintenance services segment specializes in corporate landscape maintenance and design.

       Selected financial information for each segment, which includes an allocation of corporate expenses, is as follows:


                                                              Income                                      Depreciation
                                                              Before                       Capital               &
1995                                        Revenues          Taxes         Assets       Expenditures     Amortization
----                                      ------------     -----------    -----------    ------------     ------------
Computer Software Training                $11,380,710     $   521,313    $  2,911,339    $   280,160       $  391,326

Management Training                         1,624,932         154,189         279,090           -                 963

Vocational Training/Corporate               3,543,372        (419,760)     19,679,499         15,617          520,559

Business Maintenance Services              11,702,928        (268,909)      3,957,681        271,572          510,611
                                          -----------     -----------     -----------     ----------       ----------

                                          $28,251,942     $   (13,167)    $26,827,609     $  567,349       $1,423,459
                                          ===========     ===========     ===========     ==========       ==========


              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995



                                                              Income                                      Depreciation
                                                              Before                       Capital               &
1994                                        Revenues          Taxes         Assets       Expenditures     Amortization
----                                      ------------     -----------    -----------    ------------     ------------
Computer Software Training                $ 5,569,148     $    80,845    $  3,162,773    $   346,510       $  184,297

Management Training                         1,979,244         182,972         282,881           -                 578

Vocational Training/Corporate               7,411,339      (1,998,789)     17,434,873         26,613        1,130,182

Business Maintenance Services              11,441,150      (3,369,853)      4,948,399        662,455          466,300
                                          -----------     -----------     -----------     ----------       ----------

                                          $26,400,881     $(5,105,185)    $25,828,926     $1,035,578       $1,781,357
                                          ===========     ===========     ===========     ==========       ==========


                                                              Income                                      Depreciation
                                                              Before                       Capital               &
1993                                        Revenues          Taxes         Assets       Expenditures     Amortization
----                                      ------------     ----------    -----------     ------------     ------------

Computer Software Training                $     -          $     -        $     -         $    -           $    -

Management Training                           646,310          125,958        233,912            -               1,820

Vocational Training/Corporate               9,745,061        1,064,538     13,013,478         133,195          225,570

Business Maintenance Services              12,168,669          722,375      4,647,923         232,728          422,746
                                          -----------      -----------    -----------     -----------       ----------

                                          $22,560,040      $ 1,912,871    $17,895,313     $   365,923       $  650,136
                                          ===========      ===========    ===========     ===========       ==========


4.  Discontinued Operation

       On November 30, 1995 the Company sold Star Label Products, Inc. and its wholly owned subsidiary, Smartwork Graphics, which comprised the specialty printing segment. Star Label was sold to its former owner. The proceeds of the sale consisted of both cash and notes receivable amounting to $4,000,000. Also the Company issued to the buyer an aggregate of 350,000 options to purchase the common stock of Canterbury Corporate Services, Inc. at an exercise price of $2.00 per share (bid price at date of grant). The said options expire on November 9, 2000. In the opinion of management, the value assigned to these options, if any, is not significant.

       The results of operations and the gain on the sale of this segment has been reported as a discontinued operation and prior years financial statements have been restated to reflect the discontinuation of the specialty printing segment.

       The following is a summary of the results of operations of the Company's specialty printing segment:


                                                                   Year ended November 30,
                                                                   -----------------------
                                                     1995                     1994                    1993
                                                 -----------               ----------               ------
Revenue                                           $3,324,505              $ 3,623,047              $2,903,889
Income from operations
  (net of taxes:  1995,
  $79,833; 1994, $136,668;
  1993, $130,388)                                    108,009                  167,250                 241,393
Gain on sale, net of
  taxes of $1,309,922                              1,493,545                     -                       -
                                                  ----------              -----------              -------
Net income                                        $1,601,554              $   167,250              $  241,393
                                                  ==========              ===========              ==========

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


         Costs and expenses for this discontinued segment include $387,000, $436,000 and $354,000 representing allocated costs from corporate for 1995, 1994 and 1993 respectively.

The net assets of discontinued operations were as follows:

                                    November 30, 1994
                                    -----------------
Current assets                         $1,065,501
Current liabilities                      (582,226)
Property, plant and equipment, net        861,614
Other, net                                    579
                                       ----------
Total                                  $1,345,468
                                       ==========


5.  Property and Equipment

         Property and equipment consists of the following:



                                                   1995               1994
                                                ----------          -------
Land                                           $   785,910       $   785,910
Buildings and improvements                         680,171           680,171
Equipment                                        7,351,103         8,523,930
Furniture and fixtures                           1,134,866           152,356
Leased property under capital leases
 and leasehold improvements                        819,230           844,423
                                                ----------        ----------
                                                10,771,280        10,986,790
Less: Accumulated depreciation and
        amortization                            (6,424,380)       (6,492,971)
      Reserve on disposition of assets            (590,658)         (590,658)
                                                ----------        ----------
      Net property and equipment               $ 3,756,242       $ 3,903,161
                                               ===========       ===========

      Accumulated depreciation of leased property under capital leases totalled $381,000 in 1995. Depreciation expense for 1995, 1994 and 1993 were $940,000,
$1,008,000 and $545,000, respectively.


6.  Income Taxes

      The provisions/(benefits) for income taxes for the years ending November 30, 1995, 1994 and 1993 are as follows:


                          1995                 1994                1993
                      -----------           ----------           ------
Current:
  Federal             $  (326,000)         $  (518,000)          $ 583,500
  State                   132,000              145,000             247,500
                      -----------           ----------           ---------
                         (194,000)            (373,000)            831,000
Deferred:               1,460,000           (1,141,000)           (307,000)
                      -----------          -----------           ---------
                      $ 1,266,000          $(1,514,000)          $ 524,000
                      ===========          ===========           =========

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


         The reconciliation of the expected provision/(benefit) for the years ending November 30, 1995, 1994 and 1993 are as follows:


                                            1995              1994                  1993
                                            ----              ----                  ----
Expected tax at statutory
 rates                                 $ 1,007,000        $(1,603,000)           $ 777,000
Effect of state taxes (net)                351,000             12,000              104,000
Other non-taxable pooled
  S Corp. earnings                            -                 -                 (246,000)
Other                                     (110,000)           (31,000)            (140,000)
Permanent differences                       19,000            108,000               29,000
                                       -----------          ---------            ---------
Total                                  $ 1,266,000        $(1,514,000)           $ 523,000
                                        ===========        ===========            =========



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's tax liabilities and assets as of November 30, 1995 and 1994 are as follows:



                                                                November 30,
                                                                ------------
   Deferred tax liabilities:                             1995                1994
                                                         ----                ----
Gain recognized in financial statements
 deferred for income tax purposes                   $   966,000
Tax depreciation in excess of
 book depreciation                                         -              $ 123,000
Tax amortization in excess of
 book amortization                                      170,000              84,000
Expenses deductible for tax purposes but
 deferred for financial reporting purposes               18,000              29,000
                                                     ----------           ---------
Total deferred tax liabilities                       $1,154,000           $ 236,000
                                                     ==========           =========


                                                               November 30,
                                                               ------------
   Deferred tax assets:                                  1995                1994
                                                         ----                ----
Net tax basis in excess of
 net book basis                                      $   98,000
Allowance for doubtful accounts                         722,000          $1,388,000
Expenses deductible for financial reporting
 purposes but deferred for tax reporting
 purposes                                               334,000             557,000
Book amortization in excess of
 tax amortization                                          -                126,000
State net operating losses                              654,000             318,000
                                                     ----------           ---------
Total deferred tax assets                             1,808,000           2,389,000
Valuation allowance                                    (778,000)           (488,000)
                                                     ----------           ---------
Net deferred tax assets                              $1,030,000          $1,901,000
                                                     ==========          ==========

       At November 30, 1995, the Company had a loss for federal income tax reporting purposes of $1,250,000. This loss will generate refunds for taxes paid in prior years.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


7.  Pro Forma Adjustment

         On November 29, 1993 Landscape Maintenance Services, Inc.'s S Corporation income tax status was terminated and it became subject to corporate income tax. The results of operations for 1993 include a pro forma adjustment for income taxes which would have been recorded had Landscape Maintenance not been an S Corporation.

8.  Long-Term Debt
                                                      November 30
                                                      -----------
     Long-term obligations consist of:           1995             1994
                                                 ----             ----
       Mortgages payable                     $    36,299      $   36,299
       Term Loan                               5,706,250       8,300,000
       Revolving credit line                   3,119,620       3,619,620
       7% unsecured notes payable, other         144,000         144,000
       Capital lease obligations                 403,811         239,040
                                             -----------      ----------
                                               9,409,980      12,338,959
     Less:  Current maturities                (2,837,279)     (2,793,890)
                                             -----------      ----------
                                             $ 6,572,701      $9,545,069
                                             ===========      ==========

       The mortgage payable bears interest at a rate equal to 1% above the lending institution's prime rate. The prime rate at November 30, 1995 was 8.75%.

       In April, 1995 the Company entered into a permanent restructuring of its term-loan and revolving credit facilities with its bank. The term-loan amortization and maturities remained identical to the original agreements. A principal payment of this term loan was made in a lump sum payment of $2,075,000 in June, 1995. Twelve equal quarterly payments of $518,750 are due thereafter. Quarterly payments of $518,750 were made in September, 1995 and December, 1995. The interest rate is LIBOR plus 3% or the bank's prime rate plus 1/2%. The Company has the right to choose which rate is to be utilized on a periodic basis. The interest rates can be reduced if certain financial ratios are met in the future. The 30 day LIBOR rate at November 30, 1995 was 5.98%.

       At November 30, 1995 the Company borrowed $3,119,620 under the revolving credit facility; the unused portion of line was $380,380. Based on borrowing limitations as set forth in the borrowing base calculation, the Company repaid $350,000 in December, 1995 and $25,000 in January, 1996 reducing the outstanding borrowing on the revolving credit facility to $2,744,620 at February 16, 1996. The term loan and revolving credit facility contain several financial covenants requiring certain minimum and maximum financial statement ratios and tangible net worth. As of November 30, 1995, the Company was in compliance with all of these debt covenants.

       The revolving credit line is secured by all accounts receivable, equipment, furniture and fixtures.

       Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $2,569,000, $4,881,000, $1,556,000, $0 and $0 respectively

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


9.  Capital Leases

       Capital lease obligations are certain equipment leases which expire in May, 1997. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 9.5% to 10.5% at their inception, as of November 30, 1995 are as follows:

       Year ending November 30, 1996              $295,981
       Year ending November 30, 1997               139,615
                                                  --------
       Total minimum lease payments                435,596
       Less amount representing interest           (31,785)
                                                  --------
       Present value of long-term obligations
         under capital leases                     $403,811
                                                  ========


10.  Leases

       The Company leases office space for training center locations, as well as outdoor tracts at tractor trailer schools under various noncancelable operating leases at two different locations. In addition, the Company leases warehouse and office space for its computer software training and business maintenance segments. The management training segment leases office space at the computer software training facility. All of the leases have options to renew. Future minimum rental payments under the leases are $1,285,000 in 1996, $1,117,000 in 1997, $627,000 in 1998 and $496,000 in 1999 and $268,000 in 2000. Rent expense for the years ended November 30, 1995, 1994 and 1993 was $1,394,000, $1,504,000,
and $1,021,000 respectively.


11.  Commitments and Contingencies

        The Company is a defendant to several lawsuits arising out of its normal business activities. In the opinion of management, after consulting with counsel, the Company believes any adverse effect resulting from such actions will not be material to its results of operations or financial position.

        During Fiscal 1995, the Company entered into an adjusted employment agreement with the President. The term of the agreement is five years and calls for a base salary of $195,000 beginning on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1995 the President waived his right to receive any performance bonus earned.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


        The Company also has an employment agreement with its executive vice president and chief operating officer. The agreement commences December 1, 1995 and expires November 30, 2000. It requires an annual base salary of $120,000 for Fiscal 1996 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract.

        The Company has an employment agreement with the president of the management training segment. The agreement, amended in January, 1996, expires September 1, 1997 and requires a base salary of $66,714 in Fiscal 1996 with an inflationary increase in Fiscal 1997.

        The Company has employment agreements with the president and vice president of the computer training segment. The term of the agreement for the president began in June 1994 and is five years and has a base salary of $115,000, with inflationary increases in each successive year. The term of the agreement for the vice president began in June 1994 and is three years and calls for an annual salary of $60,000 with inflationary increases in each successive year.


12.  Stock Options and Awards

        In 1995, the Company established its 1995 Non-Qualified Stock Option Plan. During 1995, the Company issued a total of 146,000 stock options under this plan to employees and consultants. The options were issued at fair market value on the dates of grant. At November 30, 1995, no shares had been exercised. The stock options have exercise prices ranging from $2.81 to $3.00 per share.

        During 1995, 1994 and 1993 the Company issued a total of 51,026, 527,250, and 130,000 stock options under the 1987 Non-Qualified Stock Option Plan to employees and consultants, respectively. The options were issued at fair market value on the dates of grant.

        Total optioned shares under the 1987 Non-Qualified Stock Option Plan at November 30, 1995 were 1,406,050 which have exercise prices ranging from $.25 to $5.75 per share. All of these options were exercisable at November 30, 1995. During 1995, 397,500 options were exercised at prices ranging from $.25 to $.44.

13.  Stockholders' Equity

        During 1991 and 1992, the Company sold three different classes of convertible preferred stock. The stock is convertible into unregistered Common Stock of the Company at any time during the next four years. Dividends are payable quarterly. The Company has the right to call the preferred stock at any time after one year at 110% of the initial subscription amount plus accrued dividends, if any. In the event of liquidation, the shares take preference to that of the Common Stock.

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


        At November 30, 1995 the following table details the remaining total outstanding preferred stock and dividend rate for the three classes:

     Class         Proceeds        Conversion Price     Dividend Rate
       A           $ 93,482              $.85               12.5%
       B             35,000              $.69                8.0%
       C            130,006              $.35               10.0%
                   --------
                   $258,488
                   ========

        In October, 1995, Class C preferred stock was converted into 114,286 shares of the Company's common stock. During December, 1995 the entire remaining amount of Class A, B and C preferred stock was converted into 572,193 common shares.

        Also during 1995, the Company received net proceeds of $1,361,000 from a private placement of its common stock sold to investors at prices ranging from $.80 to $2.06 per share.

        During 1994, the Company received net proceeds of $1,317,000 from a private placement of its common stock sold to investors at prices ranging from $1.80 to $2.63 per share.

        In 1993, the Company received net proceeds of $1,666,000 from a private placement of its common stock sold to investors at prices ranging from $3.00 to $4.31 per share.

14.  Related Party Transactions

        The Company's management training segment leases its office from the President of this segment under an operating lease with a term of five years. Rental payments under this lease for the years ended November 30, 1995, 1994 and 1993 were $147,000, $148,000 and $37,000.


15.  Major Customers

        Business Maintenance Services Segment

        During 1995, 1994 and 1993, approximately 10% of net sales were from one customer. At November 30, 1995 and November 30, 1994, approximately 16% and 23%, respectively, of accounts receivable were due from this customer.


16.  Fourth Quarter Adjustments

        During the quarter ended November 30, 1995, the Company recorded a $900,000 provision for doubtful accounts representing additional reserve on its vocational school accounts receivables.

        During the quarter ended November 30, 1994 the Company recorded a $2,700,000 provision for doubtful accounts representing a change in the estimated collectibility of its vocational school accounts receivables; $1,082,000 representing a reserve for closing certain vocational schools and

              CANTERBURY CORPORATE SERVICES, INC. -- FORM 10-K 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1995


$300,000 representing a reserve for self insurance related to certain business maintenance segment accident claims.


17.  Advertising

        Total advertising expenses included in the results of operations were $672,000, $716,000 and $760,000 for 1995, 1994 and 1993, respectively.

                 CANTERBURY CORPORATE SERVICES, INC. -- 10K 1994

                                   Schedule II
                        Valuation and Qualifying Accounts
                    Years Ended November 1995, 1994 and 1993



                                         Additions
                                  -----------------------
                  Balance at      Charged to       Charged                       Balance at
                  Beginning        Costs &         to Other                        End of
Description       of Period        Expenses        Accounts      Deductions        Period
-----------       ----------      ----------       --------      ----------      ----------
1995
Allowance
for doubtful
accounts          $3,152,017      $1,215,136      $    -         $2,090,980      $2,276,173

Reserve on
disposition
of assets            590,658            -             -               -            590,658


1994
Allowance
for doubtful
accounts          $1,883,732      $3,390,820      $ 42,180(1)    $2,164,715      $3,152,017

Reserve on
disposition
of assets            370,658         220,000          -               -            590,658


1993
Allowance
for doubtful
accounts             989,274         732,458       462,000(2)       300,000       1,883,732

Reserve on
disposition
of assets            370,658            -             -               -            370,658



(1)  related to acquisition

(2)  related to sale of receivables

                               M.S. ACKERMAN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               TWO EXECUTIVE DRIVE
                               FORT LEE, NJ 07024
                                 (201) 592-1600


                          Independent Auditor's Report


To the Officers and Directors
Landscape Maintenance Services, Inc.
Landscape Maintenance Systems, Inc.
Managed Maintenance, Inc.
New City, N.Y.

We have audited the accompanying combined balance sheet of Landscape Maintenance Services, Inc., Landscape Maintenance Systems, Inc. and Managed Maintenance, Inc. as of November 30, 1993, and the related combined statements of income and retained earnings and cash flows for the years ended November 30, 1993 and 1992. The combined financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Landscape Maintenance Services, Inc., Landscape Maintenance Systems, Inc. and Managed Maintenance, Inc., as of November 30, 1993, and the results of their combined operations and cash flows for the years ended November 1993 and 1992 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the companies changed their method of accounting for state income taxes, retroactive to December 1, 1992, to conform with Statement of Financial Accounting Standards No. 109.


                                                         M.S. Ackerman & Co.


Fort Lee, New Jersey
January 21, 1994, except for Note 10,
 which is dated February 21, 1994