Form 10-K/A
period 1995-11-30
CANTERBURY CORPORATE SERVICES INC
filed 1996-03-20
CIK 794927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                AMENDMENT NO. 1
                                       TO

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
                  REPORTS ON FORM 8-K





                                    EXHIBITS

Exhibit Numbers                                         Description
---------------                                  -----------------------
      27                                         Financial Data Schedule

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