Form 10-Q
period 1995-11-30
CANTERBURY CORPORATE SERVICES INC
filed 1996-04-12
CIK 794927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                  Commission File Number:
February 29, 1996                                                   0-15588



                       CANTERBURY CORPORATE SERVICES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)




    Pennsylvania                                    23-2170505
(State of Incorporation)               (I.R.S. Employer Identification No.)



                               1600 Medford Plaza
                            Route 70 & Hartford Road
                            Medford, New Jersey 08055
                     (Address of principal executive office)

                        Telephone Number: (609) 953-0044




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             X     Yes                                     No
         ---------                               ---------

         The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 14,144,009 shares.

FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                       CANTERBURY CORPORATE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

ASSETS
- ------

                                                         February 29,
                                                             1996                       November 30,
                                                          (Unaudited)                       1995
                                                          -----------                   ------------

Current Assets:
    Cash                                                  $ 1,125,116                    $ 1,471,702
      Accounts receivable net of
         allowance for doubtful accounts
         of $2,364,000 and $2,276,000                       5,516,011                      5,281,731
  Notes receivable                                            134,435                        531,072
    Prepaid expenses and
      other assets                                            957,302                        782,136
  Refundable income taxes                                     326,000                        326,000
    Deferred income tax benefit                               794,676                        794,676
                                                          -----------                    -----------

      Total Current Assets                                  8,853,540                      9,187,317



  Property and equipment
      at cost, net of accumulated
      depreciation and amortization
      of $7,268,000 and $7,015,000                          3,647,847                      3,756,242
    Goodwill net of accumulated amortization
      of $874,000 and $886,000                              9,226,862                      9,440,645
  Note receivable                                           3,994,328                      4,028,921
  Other assets                                                498,274                        414,484
                                                          -----------                    -----------


      Total Assets                                        $26,220,851                    $26,827,609
                                                          ===========                    ===========





                             See Accompanying Notes

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

                                             February 29,
                                                 1996                            November 30,
                                             (Unaudited)                             1995
                                             ------------                        ------------
Current Liabilities:
 Accounts payable - Trade                   $    779,109                        $    697,768
 Accrued expenses                                895,573                           1,369,169
 Income taxes payable                            581,000                             132,000
 Unearned tuition income                       1,119,562                           1,186,886
 Current portion, long-term
  debt                                         2,385,933                           2,837,279
                                            ------------                        ------------

  Total Current Liabilities                    5,761,177                           6,223,102

 Long-term debt                                5,921,735                           6,572,701

 Deferred income tax liability                   719,000                             919,000


Shareholders' Equity:
 Convertible preferred stock, no par
  value, authorized 1,600,000 shares,
  at aggregate liquidation preference
 Class A, 12.5%, 100,000 shares
  issued and outstanding                            -                                 93,482
 Class B, 8%, 37,000 shares
  issued and outstanding                            -                                 35,000
 Class C, 10%, 180,000,
  shares issued and outstanding                     -                                130,006

 Common stock, $.001 par value,
  50,000,000 shares authorized;
  13,642,000 and 13,060,000
  issued outstanding                              13,642                              13,060

 Additional paid in capital                   13,167,035                          12,915,730

 Retained earnings                               794,697                              68,963
 Treasury stock                                 (156,435)                           (143,435)
                                            ------------                        ------------
  Total Shareholders' Equity                  13,818,939                          13,112,806
                                           -------------                        ------------


  Total Liabilities and
    Shareholders' Equity                   $  26,220,851                        $ 26,827,609
                                           =============                        ============




                            See Accompanying Notes

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month periods ended February 29, 1996, and February 28, 1995, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                                      Three-Months Ended
                                                 February 29, and February 28
                                                 ----------------------------
                                                         (Unaudited)
                                                      1996           1995
                                                      ----           ----

      Net revenues                                 $6,352,611     $5,740,662
      Costs and expenses                            3,248,689      2,908,178
                                                   ----------     ----------
      Gross profit                                  3,103,922      2,832,484

      Selling                                         445,137        400,037
      General and administrative                    1,278,390      1,488,080
      Provision for doubtful accounts                  88,286         49,399
                                                   ----------     ----------

      Total operating expenses                      1,811,813      1,937,516

      Other (income)/expenses
         Interest Income                              (74,044)        (2,633)
         Interest Expense                             196,225        242,687
         Other                                        (12,182)       (19,238)
                                                   -----------    ----------

      Income before provision for
         income taxes and
             discontinued operation                 1,182,110        674,152

      Provision for income taxes                      449,000        248,662
                                                   ----------     ----------
      Income from continuing operations               733,110        425,490

      Discontinued operation
         Income from discontinued operation
             net of income taxes of $110,430             -           111,250
                                                   ----------     ----------
      Net income                                   $  733,110     $  536,740
                                                   ==========     ==========

      Net income per common share and
        common share equivalents:
         Primary:
             Income from continuing
               operations                                 .06     $      .04
             Discontinued operation                     -                .01
                                                   ----------     ----------
             Net income per share                  $      .06     $      .05
                                                   ==========     ==========
         Fully diluted:
             Income from continuing
               operations                                -        $      .03
             Discontinued operation                      -               .01
                                                   ----------     ----------
             Net income per share                  $     -        $      .04
                                                   ==========     ==========

         Common and common share
             equivalents (weighted
             average):
            Primary                                13,221,200     11,897,000
                                                   ----------     ==========
            Fully diluted                                -        12,584,400
                                                   ==========     ==========



                             See Accompanying Notes

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE-MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                 February 29,     February 28,
                                                     1996             1995
                                                 ------------     ------------

Cash flows from operating activities:
    Cash received from
       customers                                 $ 5,962,721      $ 5,778,200
    Cash paid to suppliers and
       employees                                  (5,459,553)      (4,998,124)
    Interest received                                 74,044            2,660
    Interest paid                                   (196,226)        (242,889)
                                                 -----------      -----------

    Net cash provided by
       operating activities                      $   380,986       $  539,847

Cash flows from investing activities:
    Capital expenditures                            (144,834)        (169,805)
    Collection on notes receivable                   431,230             -
                                                 -----------       ----------

       Net cash provided by/(used in)
         investing activities                        286,396         (169,805)

Cash flows from financing activities:
    Principal payments on long-term debt            (103,242)         (40,923)
    Repayment of revolving
       credit facility                              (375,000)        (500,000)
    Proceeds from exercise of stock
       options and warrants                            3,400              -
    Repayment on term loan                          (518,750)             -
    Payment of dividends on
       preferred stock                                (7,376)         (11,104)
    Purchase of treasury stock                       (13,000)         (61,905)
                                                 -----------       ----------


       Net cash used in
         financing activities                     (1,013,968)        (613,932)
       Net cash provided by
         discontinued operation                            -          146,154

     Net decrease in cash                           (346,586)         (97,736)

       Cash at beginning of period                 1,471,702        1,384,030
                                                ------------       ----------

      Cash at end of period                     $  1,125,116      $ 1,286,294
                                                ============      ===========


                             See Accompanying Notes

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE-MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                              February 29,      February 28,
                                                  1996              1995
                                              ------------      ------------

Reconciliation of net income to net
cash provided by operating activities:

Net income                                     $  733,110       $  536,740
Adjustments to reconcile
    to net cash provided by operating
    activities:
    Depreciation and amortization                 351,691         $335,441
    Provision for doubtful accounts                88,286           57,199

Change in operating assets and liabilities:
    Increase in accounts receivable              (322,566)          (4,377)
    Increase in prepaid expenses                 (175,166)         (63,152)
    Increase in other assets                      (83,790)         (34,327)
    Increase/(decrease) in
       accounts payable                            81,341         (180,177)
    Decrease in accrued expenses                 (473,596)        (559,258)
    Increase/(decrease) in unearned
       tuition income                             (67,324)          41,915
    Increase in income
     taxes payable                                449,000           95,843
   Increase/(decrease) in
       deferred income taxes                     (200,000)         314,000
                                              -----------       ----------

       Total adjustments                         (352,124)           3,107
                                              -----------       ----------

Net cash provided by
    operating activities                       $  380,986       $  539,847
                                              ===========       ==========



                             See Accompanying Notes

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. Summary of Significant Accounting Policies
   ------------------------------------------

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

    Basis of Financial Statement Presentation and Material Uncertainty
    ------------------------------------------------------------------

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

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at February 29, 1996, and revenues and expenses for the three months ended February 29, 1996. The ultimate outcome and actual results could differ from the estimates and assumptions used.

    Revenue Recognition
    -------------------

    The Company's computer software training segment records revenue at the time an individual attends the training class.

FORM 10-Q
                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

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

    The Company's business maintenance services segment records revenues on a pro rata basis over the contract term (typically three to nine months).

    Statement of Cash Flows
    -----------------------

    For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

    Depreciation and Amortization
    -----------------------------

    The Company depreciates and amortizes its property and equipment for financial statement purposes using the straight-line method over the estimated useful lives of the property and equipment (useful lives of leases or lives of leasehold improvements and leased property under capital leases, whichever is shorter). For income tax purposes, the Company uses accelerated methods of depreciation.

    Amortization of Intangible Assets
    ---------------------------------

    Goodwill is being amortized over twenty-five years using the straight-line method.

    Deferred Income Taxes
    ---------------------

    Deferred income taxes are determined utilizing the liability method prescribed by FAS 109. This method gives consideration to the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

    Earnings Per Share
    ------------------

    Earnings per share is computed using the weighted average common shares outstanding during the year and includes the dilutive effect of common stock equivalents (options). Fully diluted earnings per share for 1995 is based on the assumed conversion of preferred stock.

    Accounting Changes
    ------------------

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS 123, which is required to be adopted by January 1, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans, and establishes accounting standards for issuance of equity instruments to acquire goods and services from non-employees.

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

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


2.   Segment Reporting
     -----------------

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

    Selected financial information for each segment, which includes an allocation of corporate expenses, is as follows:


    Selected financial information for each segment is as follows:


                                                               Income                                         Depreciation
                                                               Before                        Capital               &
Three Months Ended 2/29/96                    Revenues         Taxes          Assets       Expenditures       Amortization
- --------------------------------------------------------------------------------------------------------------------------

Computer Software Training                   $2,359,404     $  295,792     $ 2,858,056       $  121,363       $    98,921

Management Training                             466,384        225,921         225,112             -                  289

Vocational Training/Corporate                   403,348         99,942      20,032,383             -              122,667

Business Maintenance Services                 3,123,475        560,455       3,105,300           23,471           129,814
                                             ----------     ----------     -----------       ----------       -----------
                                             $6,352,611     $1,182,110     $26,220,851       $  144,834       $   351,691
                                             ==========     ==========     ===========       ==========       ===========

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


                                                               Income                                         Depreciation
                                                               Before                        Capital               &
Three Months Ended 2/28/95                    Revenues         Taxes          Assets       Expenditures       Amortization
- --------------------------------------------------------------------------------------------------------------------------

Computer Software Training                   $2,593,341     $  235,631     $ 3,424,312       $  149,214       $    92,568

Management Training                             244,085        (28,416)        302,333             -                  145

Vocational Training/Corporate                 1,403,943        772,345      19,219,081           10,248           123,733

Business Maintenance Services                 1,499,293       (305,408)      3,881,883           10,343           118,995
                                             ----------     -----------    -----------       ----------       -----------
                                             $5,740,662     $  674,152     $26,827,609       $  169,805       $   335,441
                                             ==========     ===========    ===========       ==========       ===========


3.  Discontinued Operation
    ----------------------

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

    The results of operations and the gain on the sale of this segment has been reported as a discontinued operation and the financial statements for the quarter ended February 28, 1995 have been restated to reflect the discontinuation of the specialty printing segment.

    The gain on sale of the discontinued operation for the year ended November 30, 1995 was $1,493,545 net of taxes of $1,309,922.

    The following is a summary of the results of operations of the Company's specialty printing segment:

                                      Three Months ended
                                       February 28, 1995
                                      ------------------

Revenue                                   $   704,756
Income from operations
  (net of taxes of $65,338)                   111,250


Cost and expenses for this discontinued segment include approximately $122,000 representing allocated costs from corporate for the three-months ended February 28, 1995.

The net assets of discontinued operation were as follows:

                                      February 28, 1995
                                      -----------------

Current Assets                          $   786,738
Current liabilities                        (501,727)
Property, plant and equipment, net          759,173
Other, net                                   41,353
                                         ----------
Total                                    $1,085,537
                                         ==========

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

4.  Property and equipment
    ----------------------

         Property and equipment consists of the following:


                                        February 29,       November 30,
                                            1996               1995
                                        ------------       ------------

       Land                             $   785,910         $  785,910
       Buildings and improvements           680,171            680,171
       Equipment                          7,426,924          7,351,103
       Furniture and fixtures             1,164,050          1,134,866
       Leased property under capital
       leases and leasehold
           improvements                     859,060            819,230
                                        -----------         ----------

                                         10,916,115         10,771,280

       Less: accumulated depreciation
           and amortization              (6,677,610)        (6,424,380)
          Reserve on disposition of
           assets                          (590,658)          (590,658)
                                        -----------         -----------
       Net property and equipment       $ 3,647,847        $ 3,756,242
                                        ===========        ===========


5.  Long-Term Debt
    -------------
                                        February 29,       November 30,
                                            1996                1995
                                        ------------       ------------

     Long-term obligations consist of:
       Mortgages payable                $    36,299         $   36,299
       Term loan                          5,187,500          5,706,250
       Revolving credit line              2,744,620          3,119,620
       Unsecured notes payable, other          -               144,000
         Capital lease obligations          339,267            403,811
                                        -----------         ----------
                                          8,307,686          9,409,980
     Less:  Current maturities           (2,385,951)        (2,837,279)
                                        -----------         ----------
                                        $ 5,921,735         $6,572,701
                                        ===========         ==========

       The mortgages payable bear interest at a rate equal to 1% above the lending institution's prime rate. The prime rate at February 29, 1996 was 8.25%.

       In April, 1995 the Company entered into a permanent restructuring of its term-loan and revolving credit facilities with its bank. The term-loan amortization and maturities remained identical to the original agreements. A principal payment of this term loan was made in a lump sum payment of $2,075,000 in June, 1995. Twelve equal quarterly payments of $518,750 are due thereafter. Quarterly payments of $518,750 were made in September, 1995, December, 1995 and March, 1996. The interest rate is LIBOR plus 3% or the bank's prime rate plus 1/2%. The Company has the right to choose which rate is to be utilized on a periodic basis. The interest rates can be reduced if certain financial ratios are met in the future. The 90 day LIBOR rate at February 29, 1996 was 5.30%.

       At February 29, 1996 the Company borrowed $2,744,620 under the revolving credit facility; the unused portion of the line was $755,380. Based on borrowing limitations as set forth in the borrowing base calculation, the Company repaid $350,000 in December, 1995 and $25,000 in January, 1996.

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

       The revolving credit line is secured by all accounts receivable, equipment, furniture and fixtures.

       Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $2,111,299, $4,819,620, $1,037,500, $0 and $0 respectively


6.     Capital Leases
       --------------

       Capital lease obligations are certain equipment leases which expire in May, 1997. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 9.5% to 10.5% at their inception, as of February 29, 1996 are as follows:

       Year ending November 30, 1996              $295,982
       Year ending November 30, 1997                65,620
                                                  --------
       Total minimum lease payments                361,602
       Less amount representing interest           (22,335)
                                                  --------
       Present value of long-term obligations
         under capital leases                     $339,267
                                                  ========


Item 2.  Management's Discussion of Financial Condition and Results of
- ----------------------------------------------------------------------
         Operations
         ----------

Liquidity and Capital Resources
- -------------------------------

       Working capital at February 29, 1996 was $3,092,000. This level of working capital is expected to be maintained through Fiscal 1996; however, Landscape Maintenance causes some seasonality in consolidated cash flows. The numerous snowfalls during the winter months required significant working capital to meet the snow removal requirements of our customers. As the receivables from snow removal are collected during the spring months these funds will be used to prepare for the spring season. The spring season will require that Landscape Maintenance expend funds for labor and materials in advance of billings as the business gears up for the summer months. The cash shortfall will reverse itself in the late fall/early winter as the collection of receivables exceeds the cost of operations.

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

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


       Cash flow from continuing operations for the three months ended February 29, 1996 was $381,000 a decrease of $159,000 over the same period last year. This is attributable to the use of working capital to meet the demands of the snow removal for the business maintenance customers due to the numerous snow storms in the winter of 1996. The winter of 1995 was much less demanding on working capital due to the lack of snow storms.

       In March, 1996, the Company raised $524,750, net of applicable costs, through a private placement of its common stock sold to accredited investors at the price of $1.50 per share. This equity was used for general working capital needs.

       The Company believes that the combination of cash provided by operating activities, as well as the ability to borrow from the unused portion of its credit line, will enable the Company to meet its liquidity needs in respect to its current operations for the next 12 months. There was no material commitment for capital expenditures as of February 29, 1996. Inflation was not a significant factor in the Company's financial statements.

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


Results of Operations
- ---------------------

       Revenues
       --------

       Revenues for the three months ended February 29, 1996 increased by $612,000 (11%) to $6,352,611 over the same period last year. This net increase was due to the significant number of winter storms during the Winter of 1996. Hence, snow and ice removal revenues increased in the business maintenance services segment by approximately $1,624,000 over the same period last year.

       Offsetting the increase in snow removal revenue was a decrease in vocational training revenues of approximately $1,001,000. This decrease is the result of the planned closings of many of the Company's vocational training centers during 1995.

       Costs and Expenses
       ------------------

       Costs and expenses for the three months ended February 29, 1996 increased $341,000 (12%) over the comparable three-month period in Fiscal 1995. The increase was caused primarily by the increase in the cost of snow and ice removal with corresponding decreases in vocational training costs.

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


       General and administrative costs decreased by $210,000 (14%) in Fiscal 1996 versus Fiscal 1995. The decrease was due to reduction in size of the vocational school division.

       Interest income increased by $71,000 in Fiscal 1996 versus Fiscal 1995 due to note receivable interest income generated by the sale of the discontinued operation.

     Interest expense decreased by $46,000 in Fiscal 1996 over the same period in Fiscal 1995 due to a reduction in principal balances of the Company's term loan and revolving credit facility.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1     Legal Proceedings
- ------
  None

Item 2     Changes in Securities
- ------
  None

Item 3     Defaults Upon Senior Securities
- ------
  None

Item 4     Submission of Matters to a Vote of Security Holders
- ------
  None

Item 5     Other Information
- ------
  None

Item 6     Exhibits and Reports on Form 8-K
- ------
             (a)     Exhibits:  None
             (b)     Reports on Form 8-K:  None

FORM 10-Q

                       CANTERBURY CORPORATE SERVICES, INC.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANTERBURY CORPORATE SERVICES, INC.
                                ------------------------------------------
                                (Registrant)


                                By/s/ Stanton M. Pikus
                                  ----------------------------------------
                                Stanton M. Pikus
                                President
                                (Chief Executive Officer and
                                duly authorized signer)


                                By/s/ Kevin J. McAndrew
                                  ----------------------------------------
                                Kevin J. McAndrew, C.P.A.
                                Chief Operating Officer, Executive Vice
                                       President
                                (Chief Financial Officer and
                                duly authorized signer)

                                By/s/ Marc A. Orsimarsi
                                  ----------------------------------------
                                Marc A. Orsimarsi. C.P.A.
                                (Chief Accounting Officer and
                                duly authorized signer)



April 12, 1996