Form 10-Q
period 1996-05-31
CANTERBURY CORPORATE SERVICES INC
filed 1996-07-12
CIK 794927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                                      Commission File Number:
May 31, 1996                                                           0-15588



                       CANTERBURY CORPORATE SERVICES, INC.
             (Exact name of registrant as specified in its charter)




      Pennsylvania                                    23-2170505
      ------------                                    -----------
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

                     /X/   Yes                 / /   No


     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 14,946,509 shares.