Form 10-Q
period 1996-08-31
CANTERBURY CORPORATE SERVICES INC
filed 1996-10-15
CIK 794927

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                      __________________________________

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended:                                     Commission File Number:
August 31, 1996                                                        0-15588



                     CANTERBURY CORPORATE SERVICES, INC.
               FORMERLY CANTERBURY EDUCATIONAL SERVICES, INC.
           (Exact name of registrant as specified in its charter)




      Pennsylvania                                23-2170505
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

     X     Yes                                                  No
   -----                                                -----


     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 14,969,009 shares.

FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CANTERBURY CORPORATE SERVICES, INC.

                         CONSOLIDATED BALANCE SHEET
                         --------------------------
[CAPTION]

ASSETS
------
                                      August 31, 1996
                                        (Unaudited)           November 30, 1995
                                      ---------------         -----------------
Current Assets:
  Cash                                  $ 1,238,429            $ 1,471,702
     Accounts receivable net of
        allowance for doubtful accounts
        of $2,544,000 and $2,276,000      6,943,331              5,281,731
  Note receivable                           138,856                531,072
  Prepaid expenses and
     other assets                           970,193                782,136
  Refundable income taxes                     -                    326,000
  Deferred income tax benefit               926,155                794,676
                                         ----------            -----------
          Total Current Assets           10,216,964              9,187,317


  Property and equipment
     at cost, net of accumulated
     depreciation and amortization
     of $7,764,000 and $7,015,000         3,920,747              3,756,242
  Goodwill net of accumulated amortization
     of $1,297,000 and $886,000           9,029,939              9,440,645
  Note receivable                         3,945,967              4,028,921
  Other assets                              525,672                414,484
                                        -----------            -----------

          Total Assets                  $27,639,289            $26,827,609
                                        ===========            ===========




                              See Accompanying Notes

FORM 10-Q

                     CANTERBURY CORPORATE SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
[CAPTION]

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                                August 31, 1996                 November 30,
                                  (Unaudited)                       1995
                                ---------------                 -------------
Current Liabilities:
  Accounts payable - trade      $    723,574                    $    697,768
  Accrued expenses                   951,007                       1,369,169
  Income taxes payable               485,000                         132,000
  Unearned tuition income          1,006,033                       1,186,886
  Current portion, long-term debt  2,415,592                       2,837,279
                                ------------                    ------------
    Total Current Liabilities      5,581,206                       6,223,102

  Long-term debt                   5,518,500                       6,572,701

  Deferred income tax liability      544,000                         919,000


Shareholders' Equity:
  Convertible preferred stock, no par
    value, authorized 1,600,000 shares,
    at aggregate liquidation preference
    Class A, 12.5%, 100,000 shares
    issued and outstanding           -                                93,482
    Class B, 8%, 37,000 shares
    issued and outstanding           -                                35,000
    Class C, 10%, 180,000,
    shares issued and outstanding    -                               130,006

  Common stock, $.001 par value,
    50,000,000 shares authorized;
    14,969,000 and 13,060,000
    issued outstanding                14,969                          13,060

  Additional paid in capital      14,867,150                      12,915,730
  Retained earnings                1,269,899                          68,963
  Treasury stock                    (156,435)                       (143,435)
                                ------------                    ------------
    Total Shareholders' Equity    15,995,583                      13,112,806
                                ------------                    ------------

    Total Liabilities and
      Shareholders' Equity      $ 27,639,289                    $ 26,827,609
                                ============                    ============

                           See Accompanying Notes

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and nine-month periods ended August 31, 1996, and August 31, 1995, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                             Three months ended            Nine months ended
                                  August 31,                 August 31,
                           -------------------------------------------------
                                 (Unaudited)                (Unaudited)
                             1996          1995        1996          1995
                            ------        ------      ------        ------
Net revenues                $7,793,701     $7,119,598 $21,967,010   $21,030,110
Costs and expenses           5,006,788      4,394,979  13,190,233    12,068,426
                            ----------     ---------- -----------   -----------
Gross profit                 2,786,913      2,724,619   8,776,777     8,961,684
Selling                        631,104        584,502   1,655,752     1,416,389
General and administrative   1,546,640      1,721,779   4,620,572     5,105,939
Provision for
 doubtful accounts              91,751         59,700     268,063       173,398
                            ----------     ---------- -----------    ----------
Total operating expenses     2,269,495      2,365,981   6,544,387     6,695,726
Other (income)/expenses
 Interest income               (92,467)       (23,421)   (232,104)      (50,640)
 Interest expense              141,270        194,107     509,243       661,056
 Other                          (9,767)       (38,267)    (25,061)      (84,059)
                            ----------     ---------- -----------    ----------
Income before provision for
 income taxes and
 discontinue operation         478,382        226,219   1,980,312     1,739,601
Provision for income taxes     188,000         85,746     772,000       660,896
                            ----------     ---------- -----------   -----------
Income from continuing
 operations                    290,382        140,473   1,208,312     1,078,705
Discontinued operation
  Income from discontinued operation
  less applicable income taxes of
  $1,254 and $281,104           -               2,047       -           458,643
                            ----------     ---------- -----------   -----------
Net income                  $  290,382     $  142,520 $ 1,208,312   $ 1,537,348
                            ==========     ========== ===========   ===========
Net income per common share
 and common share equivalents:
 Primary:
   Income from continuing
     operations                    .02            .01         .09           .09
   Discontinued operation           -              -           -            .04
                            ----------     ---------- -----------   -----------
   Net income per share     $      .02     $      .01 $       .09   $       .13
                            ==========     ========== ===========   ===========
 Fully diluted:
   Income from continuing
     operations                                   .01                       .08
   Discontinued operation                          -                        .04
                                           ----------               -----------
   Net income per share                    $      .01               $       .12
                                           ==========               ===========
Common and common share
 equivalents (weighted average):
 Primary                    14,947,000     12,805,100  14,277,700    12,323,700
                            ==========     ========== ===========   ===========
 Fully diluted                             13,491,600                13,010,200
                                           ==========               ===========

                           See Accompanying Notes

FORM 10-Q

                     CANTERBURY CORPORATE SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE-MONTHS ENDED AUGUST 31, 1996 AND 1995

                                          August 31,           August 31,
                                            1996                 1995
                                          ----------           ----------
Cash flows from operating activities:
     Cash received from customers         $19,856,494          $20,737,965
     Cash paid to suppliers and
          employees                       (19,572,459)         (18,956,227)
     Interest received                        232,104               50,640
     Interest paid                           (509,243)            (661,056)
                                          -----------          -----------
     Net cash provided by continuing
          operating activities                 $     6,896          $ 1,171,322

Cash flows from investing activities:
     Capital expenditures                    (913,916)            (461,961)
     Collection on notes
          receivable                          475,170                 -
                                          -----------          -----------
          Net cash used in investing
            activities                            (438,746)            (461,961)

Cash flows from financing activities:
     Principal payments on long-term debt    (377,783)            (146,020)
     Proceeds from revolving
          credit facility                     425,000                  -
     Repayment of revolving
          credit facility                    (389,000)            (500,000)
     Proceeds from long-term debt             422,145              352,773
     Proceeds from exercise of stock
          options and warrants                 11,150               26,250
     Repayment on term loan                (1,556,250)          (2,075,000)
     Payment of dividends on
          preferred stock                      (7,376)             (27,869)
     Purchase of treasury stock               (13,000)             (61,904)
     Proceeds from issuance of
          common stock, net                 1,683,691            2,151,943
                                          -----------          -----------
          Net cash provided by/(used in)
            financing activities                   198,577             (279,827)
                                               -----------          -----------
          Net cash provided by
            discontinued operation                  -                   106,500
          Net increase/(decrease) in cash         (233,273)             590,034
          Cash at beginning of period            1,471,702            1,384,030
                                               -----------          -----------
          Cash at end of period                $ 1,238,429          $ 1,974,064
                                               ===========          ===========

                           See Accompanying Notes

FORM 10-Q

                    CANTERBURY CORPORATE SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE-MONTHS ENDED AUGUST 31, 1996 AND 1995

                                      August 31,              August 31,
                                        1996                    1995
                                      ----------              ----------
Reconciliation of income from
continuing operations to net cash
provided by continuing
operating activities:

Net income                                  $1,208,312              $1,078,705
Adjustments to reconcile
   to net cash provided by operating
   activities:
   Depreciation and amortization       1,160,117                 982,676
   Provision for doubtful accounts       268,063                 188,998
   Deferred income tax benefit          (506,479)                615,609

Change in operating assets
   and liabilities:
   Increase in accounts receivable    (1,929,663)               (388,442)
   Increase in prepaid expenses
        and refundable income taxes      137,943                 201,368
   Increase in other assets             (111,188)               (121,111)
   Increase(decrease) in
        accounts payable                  25,806                (661,980)
   Decrease in accrued expenses         (418,162)               (687,765)
   Decrease in unearned
        tuition income                  (180,853)               (361,861)
   Increase in income
        taxes payable                    353,000                 325,125
                                      ----------              ----------
        Total adjustments                   (1,201,416)                 92,617
                                            ----------              ----------
Net cash provided by continuing
   operating activities                     $    6,896              $1,171,322
                                            ==========              ==========




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

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at August 31, 1996, and revenues and expenses for the nine months ended August 31, 1996. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Revenue Recognition
-------------------
The Company's computer software training segment records revenue at the time an individual attends the training class.

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

Selected financial information for each segment, which includes an allocation of corporate expenses, is as follows:

                                            Income                               Depreciation
                                            Before                    Capital         &
Nine Months Ended 8/31/96     Revenues      Taxes      Assets       Expenditures Amortization
---------------------------------------------------------------------------------------------------
Computer Software Training    $ 8,760,213  $  698,931  $ 3,157,608  $  475,236  $   326,882
Management Training             1,291,579     467,911      254,419        -             867
Vocational Training/Corporate   1,256,921     127,464   20,348,151        -         396,886
Business Maintenance Services  10,658,297     686,006    3,879,111     438,680      435,482
                              -----------  ----------  -----------  ----------  -----------
                              $21,967,010  $1,980,312  $27,639,289  $  913,916  $ 1,160,117
                              ===========  ==========  ===========  ==========  ===========

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)
                                             Income                              Depreciation
                                              Before                 Capital           &
Nine Months Ended 8/31/95         Revenues    Taxes     Assets      Expenditures  Amortization
------------------------------------------------------------------------------------------------
Computer Software Training     $ 8,774,344  $1,196,420  $ 3,770,382  $  277,214  $  291,395
Management Training              1,155,976     141,522      401,333        -            674
Vocational Training/Corporate    3,171,321     219,040   16,822,741      15,617     325,166
Business Maintenance Services    7,928,469     182,619    4,155,490     169,130     365,441
                               -----------  ----------  -----------  ----------  ----------
                               $21,030,110  $1,739,601  $25,149,946  $  461,961  $  982,676
                               ===========  ==========  ===========  ==========  ==========

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

The results of operations and the gain on the sale of this segment has been reported as a discontinued operation and the financial statements for the nine months ended August 31, 1995 have been restated to reflect the discontinuation of the specialty printing segment.

The gain on sale of the discontinued operation for the year ended
November 30, 1995 was $1,493,545 net of taxes of $1,309,922.

The following is a summary of the results of operations of the Company's specialty printing segment:
                                     Nine Months ended
                                      August 31, 1995
                                     -----------------
Revenue                                 $ 2,533,123
Income from operations
  (net of taxes of $281,104)                458,643

Cost and expenses for this discontinued segment include approximately $310,000 representing allocated costs from corporate for the nine months ended August 31, 1995.

The net assets of discontinued operation were as follows:
                                          August 31, 1995
                                          ---------------
Current assets                             $  511,250
Current liabilities                          (237,430)
Property, plant and equipment, net            834,720
Other, net                                    256,362
                                           ----------
Total                                      $1,364,902
                                           ==========

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

4.  Property and equipment
    ----------------------
Property and equipment consists of the following:
                                            August 31, 1996  November 30, 1996
                                            ---------------  -----------------
Land                                           $   725,910     $   785,910
Buildings and improvements                          -              680,171
Equipment                                        8,224,523       7,351,103
Furniture and fixtures                           1,179,571       1,134,866
Leased property under capital
    leases and leasehold improvements              941,674         819,230
                                               -----------     -----------
                                                11,071,678      10,771,280
Less: accumulated depreciation and amortization (6,930,931)     (6,424,380)
    Reserve on disposition of assets              (220,000)       (590,658)
                                               -----------     -----------
Net property and equipment                      $ 3,920,74     $ 3,756,242
                                               ===========     ===========
5.   Long-Term Debt
    --------------
                                         August 31, 1996     November 30, 1995
                                         ---------------     -----------------
Long-term obligations consist of:
  Mortgages payable                            $      -        $    36,299
  Term loan                                      4,150,000       5,706,250
  Revolving credit line                          3,155,620       3,119,620
  Unsecured notes payable, other                       -           144,000
  Capital lease obligations                        628,472         403,811
                                                ----------      ----------
                                                 7,934,092       9,409,980
  Less:  Current maturities                     (2,415,592)     (2,837,279)
                                                ----------      ----------
                                                $5,518,500      $6,572,701
                                                ==========      ==========
In April, 1995 the Company entered into a permanent restructuring of its term-loan and revolving credit facilities with its bank. The term-loan amortization and maturities remained identical to the original agreements.
A principal payment of this term loan was made in a lump sum payment of $2,075,000 in June, 1995. Twelve equal quarterly payments of $518,750 are due thereafter. Quarterly payments of $518,750 were made in December, 1995, March, 1996, June 1996 and September, 1996. The interest rate is LIBOR plus 3% or the bank's prime rate plus 1/2%. The Company has the right to choose which rate is to be utilized on a periodic basis. The interest rates can be reduced if certain financial ratios are met in the future. The 30 day LIBOR rate at August 31, 1996 was 5.4375%.

At August 31, 1996 the Company borrowed $3,155,620 under the revolving credit facility; the unused portion of the line was $344,380. Based on borrowing limitations as set forth in the borrowing base calculation, the Company repaid $350,000 in December, 1995, $25,000 in January, 1996 and $14,000 in April, 1996.

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

The revolving credit line is secured by all accounts receivable, equipment, furniture and fixtures.

Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $2,075,000, $4,905,620, $518,750, $0 and $0 respectively.

6.   Capital Leases
    --------------
Capital lease obligations are certain equipment leases which expire in May, 1999. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 9.5% to 10.5% at their inception, as of August 31, 1996 are as follows:

       Year ending November 30, 1996              $117,463
       Year ending November 30, 1997               313,484
       Year ending November 30, 1998               169,567
       Year ending November 30, 1999               117,141
                                                  --------
       Total minimum lease payments                717,655
       Less amount representing interest           (89,183)
                                                  --------
       Present value of long-term obligations
         under capital leases                     $628,472
                                                  ========

7.     Subsequent Events
     -----------------
On July 1, 1996 the Company acquired the business of ProSoft, LLC of Charlotte, North Carolina for Canterbury Corporate Services, Inc. restricted common stock and the opportunity to earn additional restricted common shares over the next three years based on various levels of increasing profitability.

ProSoft provides computer software training and consulting, both in its own classrooms and on-site to corporations in the Charlotte area.

Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
Working capital at August 31, 1996 was $4,637,700. This level of working capital is expected to be maintained through Fiscal 1996; however, Landscape Maintenance causes some seasonality in consolidated cash flows. The spring season requires that Landscape Maintenance expend funds for labor and materials in advance of billings as the business gears up for the summer months. The cash shortfall will reverse itself in the late fall/early winter as the collection of receivables exceeds the cost of operations.

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Two other factors will have a positive impact on consolidated liquidity. CALC/Canterbury should have a significant positive influence on overall cash flow for 1996. Strong margins coupled with the fact that receivables turn, on average, in approximately 40 days, will contribute to a strong working capital ratio. Also, as the vocational training segment becomes less of a significant portion of consolidated operations, the very slow receivable turn attributed to self-paying individuals will have less of a negative impact on overall liquidity.

Management believes available working capital lines of credit, as well as the ability to raise money through equity funding will be sufficient to cover cash flow requirements for the Company for the next 12 months.

Cash flow from continuing operations for the nine months ended August 31, 1996 was $7,000 a decrease of $1,171,000 over the same period last year. This was attributable to increased construction revenue resulting in an increase in business maintenance segment accounts receivable due to a longer collection cycle caused by retention and length of projects. Additionally, significant expenditures for staffing and course development were made in the second quarter for CALC/Canterbury. Gearing up to train on Windows 95 and other major new software products necessitated the need to invest for the latter part of Fiscal 1996 and beyond.

From March through June 1996, the Company raised $1,683,000 net of applicable costs, through private placements of its common stock sold to foreign investors at prices ranging from $1.41 to $1.50. The equity raised was used for general working capital needs and to repay bank debt.

The Company believes that the combination of cash provided by operating activities, as well as the ability to borrow from the unused portion of its credit line, will enable the Company to meet its liquidity needs in respect to its current operations for the next 12 months. There was no material commitment for capital expenditures as of August 31, 1996. Inflation was not a significant factor in the Company's financial statements.

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

Results of Operations
---------------------
Revenues
--------
Revenues for the nine months ended August 31, 1996 increased by $937,000 (4%) to $21,967,000 over the same period last year. This net increase was due to the significant number of winter storms during the Winter of 1996. Hence, snow and ice removal revenues increased in the business maintenance services segment by approximately $1,624,000 over the same period last year. Also, maintenance

FORM 10-Q
                     CANTERBURY CORPORATE SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

service contracts have increased by approximately $700,000 over 1995 due to increased referred business.

Offsetting the increase in snow removal revenue was a decrease in vocational training revenues of approximately $1,914,000. This decrease is the result of the planned closings and downsizing of many of the Company's vocational training centers during 1995.

Costs and Expenses
------------------
Cost of sales expenses for the nine months ended August 31, 1996 increased $1,122,000 (9%) over the same period last year. The increase was due to additional staffing and course development in the computer software training segment, as well as the additional costs associated with performing the increased business segment revenue.

Selling expense for the six and nine months ended August 31, 1996 increased $47,000 (8%) and $239,000 (17%), respectively, over the same period last year. This was primarily due to an increase in staffing for the computer software training and management training segments. This increased staffing was employed to sell into new markets as well as expand existing markets.

General and administrative expense for the three and nine month period ended August 31, 1996 increased $175,000 (10%) and $486,000 (10%) over the same period last year. This was due primarily to reduced administrative staffing and more efficient support as well as a reduction in corporate overhead.

Interest income for the three and nine months ended August 31, 1996 increased $69,000 and $182,000, respectively, over the same period last year. This was due to note receivable interest income generated by the sale of the discontinued operation.

Interest expense for the six and nine months ended August 31, 1996 decreased $53,000 and $152,000, respectively, over the same period last year. This was due to a reduction in principal balances of the Company's term loan facility.

This quarterly report contains forward looking statements. The actual results might differ materially from those projected in the forward looking statements. Additional information concerning factors that could cause actual results to materially differ from those in forward looking statements is contained in this and other Canterbury Corporate Services, Inc.'s SEC filings, including periodic reports under the Securities Exchange Act of 1934, as amended, copies of which are available upon the request from the Canterbury investor relations department.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1     Legal Proceedings
------     None
Item 2     Changes in Securities
------     None
Item 3     Defaults Upon Senior Securities
------     None
Item 4     Submission of Matters to a Vote of Security Holders
------     None
Item 5     Other Information
------     None
Item 6     Exhibits and Reports on Form 8-K
------       (a)     Exhibits:  None
             (b)     Reports on Form 8-K:  None

FORM 10-Q

                     CANTERBURY CORPORATE SERVICES, INC.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANTERBURY CORPORATE SERVICES, INC.
                                (Registrant)


                                By/s/ Stanton M. Pikus
                                  ----------------------
                                  Stanton M. Pikus
                                  President
                                  (Chief Executive Officer and
                                  duly authorized signer)

                                By/s/ Kevin J. McAndrew
                                  ------------------------
                                  Kevin J. McAndrew, C.P.A.
                                  Chief Operating Officer, Executive Vice
                                  President, (Chief Financial Officer and
                                  duly authorized signer)



October 15, 1996