Form 10-K
period 1996-11-30
CANTERBURY CORPORATE SERVICES INC
filed 1997-03-17
CIK 794927

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: November 30, 1996

                        Commission File Number: 0-15588


                      CANTERBURY CORPORATE SERVICES, INC.


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

                         Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X       NO
                                            ---         ---
Revenues for the most recent fiscal year were $14,082,608.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 21, 1997 was $19,002,693.

The number of shares outstanding of the issuer's class of common equity, as of February 21, 1997 was 15,488,791.

                        DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     Canterbury Corporate Services, Inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of operating a computer software training company, a management training company and providing vocational training to individuals and corporations. The Company is actively seeking acquisitions of computer software consulting, Internet and other information technology companies.

     The Company was incorporated in the Commonwealth of Pennsylvania on March 19, 1981 and later qualified to do business in the State of New Jersey in April, 1985.

     The Company became a Registrant by filing and registering with the Securities and Exchange Commission under Form S-18 which became effective on August 20, 1986.

     Prior to 1988 the Company was comprised of two segments: the vocational school segment and the seminar segment. In November, 1988 the Company sold its seminar segment, which represented less than 2% of the Company's revenues. The Company was then solely a vocational school company. In November, 1992 the Company acquired Star Label Products, Inc., a specialty printing company. In September, 1993 the Company purchased Motivational Systems, Inc., a management training company. In November of 1993, the Company acquired Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In June of 1994, the Company acquired Computer Applications Learning Center (CALC), a computer software training company. In July, 1996, the Company acquired ProSoft Training, LLC., a computer software training company. In November, 1995, the Company sold Star Label Products, Inc. In November, 1996, the Company sold
Landscape Maintenance Services, Inc. The Company now operates in the following business segments: computer software training, management training and vocational training.

     In conjunction with the Board's resolution to concentrate future growth within corporate business services, the Board voted to change the Company's name to Canterbury Corporate Services, Inc. effective March 1, 1994. At that time Canterbury's stock symbol was changed to XCEL.


NARRATIVE DESCRIPTION OF BUSINESS - COMPUTER SOFTWARE
TRAINING SEGMENT

     In June, 1994, the Company acquired Computer Applications Learning Center
(CALC), a New Jersey based computer software training company. Since 1983 CALC has trained corporate workers and managers at its six training centers in New
York and New Jersey and on site at Fortune 1000 corporations.   CALC is an
authorized training center for the following major software providers:
Microsoft, Lotus, Borland, WordPerfect, Aldus and Apple. CALC teaches on DOS, Windows and Macintosh platforms. CALC is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. During 1995, the Company changed the name of CALC to CALC/Canterbury Corp.
to more appropriately reflect Canterbury's role in the corporate training industry. In July, 1996 the Company purchased ProSoft Training, LLC., a Charlotte, North Carolina based computer software training company. ProSoft is also a Microsoft Solution Provider and is an Authorized Training
Center for WordPerfect, Lotus, as well as Microsoft.  After the purchase
ProSoft Training, LLC. became known as ProSoft/Canterbury.

     Future Plans
     ------------
     This division expects to expand by making acquisitions in the computer software training industry and other information technology companies: by increasing the number of its training centers; by increasing the number of classrooms at each current center; by entering into various national and regional training affiliations; by cross referencing its customer base with other Canterbury training segments; by offering its "live" training programs to its current customer base by interactive multimedia technologies such as CD ROM and C.D.I. and by distributing training and other information technology services and products through its Canterbury Training Affiliates (CTA's). This has permitted CALC/Canterbury to grow from a regional to a national provider of training and education to corporations on a national basis. Management's plans are subject to ongoing review and revision based on their assessment of market conditions.

NARRATIVE DESCRIPTION OF BUSINESS - MANAGEMENT TRAINING
SEGMENT

     In September of 1993, the Company acquired Motivational Systems, Inc., a New Jersey-based management and sales training company. Motivational Systems, since 1970, has trained managers and sales professionals from many Fortune 1000 companies. Motivational Systems conducts a wide variety of seminars in management and team development, selling and negotiating, interpersonal communication, executive development and organizational problem solving. During 1995, the Company changed the name of Motivational Systems, Inc. to MSI/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the corporate training industry.

     Future Plans
     ------------
     This division's planned expansion is projected to occur by making strategic acquisitions in the training industry by offering MSI/Canterbury product on a national basis through its various national training affiliations and by offering interactive, multimedia-based training to its current customer base by accessing technologies such as CD ROM and C.D.I. This will permit the company to grow from a regional to a national provider of training and education to corporations throughout the country by utilizing various distance learning technologies and a national distribution channel. Management's plans are subject to ongoing review and revision based on their assessment of market conditions.

NARRATIVE DESCRIPTION OF BUSINESS - VOCATIONAL TRAINING
SEGMENT

     The Company's vocational training segment develops, markets and teaches courses that focus upon job-related skills in vocations such as word processing specialist, computer operator, phlebotomy technician, electrocardiography technician, tractor trailer driver and bartender. Its clients are individuals who wish to seek employment, corporations who need to hire these individuals, as well as other corporations that hire Canterbury on a direct basis to train its existing employees.

     During the fourth quarter of Fiscal 1994, the Company made several business decisions relating to the future direction of the vocational training segment. The decisionwas made to eliminate dependence on Federal Title IV funding for its students. By the second quarter of Fiscal 1995, the Company moved from a predominately federally funded vocational training business to an operating segment wherein the funding for training will be derived from private financing, as well as by state and local government agencies (e.g. Workforce, JTPA, Private Industry Council) and vocational rehabilitation centers and ultimately by sales to Fortune 1000 companies. With the elimination of dependence on federal funding comes a large reduction in the amount and complexity of government overview and bureaucracy. It was decided to close, consolidate or downsize most of this segment's vocational training centers.

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


     Regulation
     -------------
     Each of the Company's vocational training centers must hold a state license or be registered with the appropriate state authorities to operate as a school. In addition, the Company's training centers must generally comply with standards established by state laws governing proprietary schools. Typically, these laws and the related regulations concern such matters as standards and methods of instruction, qualifications of instructors and management personnel, adequacy of school facilities and equipment, advertising, form and content of contracts between schools and their students and tuition collection methods. The Company holds all required state licenses and registrations, and believes it is in substantial compliance with such laws and related regulations. As a result of these laws and regulations, the Company must obtain the approval of the appropriate state education departments before offering new programs or courses and before implementing any changes in existing programs or courses.

     Competition
     -----------
     The Company competes with regional and national vocational training companies, which offer similar programs to those offered by the Company and on-the-job training offered by private and government employers, as well as companies offering similar training to corporate clients. The Company believes that the principal elements of competition among vocational training centers are educational reputation, the frequency, schedule and location of classes, as well as the availability of courses of study which include job-related skills.

     Future Plans
     ------------
     The Company intends to continue to operate its vocational training segment on a smaller scale with no dependence on Title IV funding.

DISCONTINUED OPERATION - SPECIALTY PRINTING SEGMENT

        In November, 1995 the Company sold Star Label Products, Inc. for $4,000,000 in cash and notes. The historical financial information relating to Star is included in discontinued operations in this report.

DISCONTINUED OPERATION - BUSINESS MAINTENANCE SERVICES
SEGMENT

        In November, 1996 the Company sold Landscape Maintenance Services, Inc. for $4,500,000 in cash and notes. The historical financial information relating to Landscape Maintenance Services, Inc. is included in discontinued operations in this report.

MERGER/ACQUISITION PROGRAM

     The Company is actively seeking the acquisition of profitable companies in the information technology industry to complement and expand the major core subsidiaries, CALC/Canterbury and MSI/Canterbury. This will allow the Company to offer a wide range of products and services on a national basis. Since corporations accessing computer applications training also need computer and software consulting, network and systems development, systems integration, Internet development and application as well as Intranet conversions, the Company will be able to provide a fully integrated, comprehensive approach to information technology.

BUSINESS MODEL - INFORMATION TECHNOLOGY SERVICES

Computer   Technical   Computer and  Network and   Systems   Internet and
Training   Training      Software     Systems    Integrators   Intranet
Companies  Companies    Consultants  Developers     ------    Consultants,
                                   and Installers Help Lines  Developers,
                                                             and Providers

EMPLOYEES

     As of November 30, 1996, the Company, including all subsidiaries, had 188 employees: 125 full-time employees and 63 part-time employees.
The Company believes that the relationship with its employees is satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company owns non-operational land and a building in Bedminster, New Jersey which was acquired as part of the Landscape Maintenance acquisition. All other facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases are approximately $1,263,000.

     The following table sets forth the locations of the computer training, management training and vocational training, including the square footage.

     Location                                Square Footage
     --------                                --------------
     Nevada Training Corp. (NTC)
     2215 C. Renaissance Drive
     Las Vegas, Nevada  89119                3,500

     American Trucking Academy (ATA)
     Turnersville Campus
     Plaza Office Center, Unit 3
     865 Black Horse Pike
     Turnersville, NJ  08012                 1,500 (plus 4-acre track)

     MSI/Canterbury
     100 Hanover Avenue, P.O. Box 1477
     Morristown, New Jersey  07962           1,000

     CALC/Canterbury
     100 Hanover Avenue, P.O. Box 1477
     Morristown, New Jersey  07962          17,200

     CALC/Canterbury
     780 Third Avenue, Concourse Level One
     New York, New York  10017               4,200

     CALC/Canterbury
     1285 Avenue of the Americas at 51st Street
     New York, New York  10019               5,500

     Location                                Square Footage
     --------                                --------------

     CALC/Canterbury
     Woodbridge Place
     Gill Lane at Route 1
     Iselin, New Jersey  08830               6,000

     Location                                Square Footage
     --------                                --------------
     CALC/Canterbury
     Park 80 West Plaza
     Saddlebrook, New Jersey  07663          5,926

     CALC/Canterbury
     55 Broadway
     New York, New York  10006              7,000

ITEM 3.  LEGAL PROCEEDINGS

     In November, 1996 the Company settled its lawsuit against the previous owners of Landscape Maintenance. The Company received 150,000 shares of its common stock from the previous owners and a credit towards future lease costs. The Company agreed to assume responsibility for certain insurance claims and to pay management fees not to exceed $100,000 from the profits of a leased building and real estate.

     In September of 1994, CALC and Canterbury Corporate Services, Inc. received a Complaint from Thomas Arnold, a former employee of CALC, who filed an action alleging a breach of contract for his services as marketing director as well as the return of a notebook computer. This aspect of Mr. Arnold's claim is somewhat limited in damages. However, he has also alleged in his Complaint that CALC used his photograph and information concerning the Company in a marketing publication after he was terminated and without his permission. In this claim, Mr. Arnold has requested punitive damages in the specific amount of $8 million. Discovery in this matter is ongoing and it is the intention of litigation counsel for the Company to make a Motion to Strike the punitive damages claim of Mr. Arnold. It is also the opinion of litigation counsel that this aspect of Mr. Arnold's claim is without merit.
To the extent that an award for consequential damages would be made relating to any advertising claim against CALC, the insurance carrier would be responsible to pay for same. It should also be noted that the Company filed a separate action which was consolidated with this litigation, against Mr. Arnold in that he formed a competitive company after leaving CALC and allegedly has solicited clients and/or former clients of CALC. Canterbury Corporate Services, Inc. is seeking an award in damages as well as restitution against Mr. Arnold from interfering with their relationship with their customers.

     During 1996, the Company and its primary lender, Chase Manhattan
Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company's Annual Meeting was held on August 29, 1996, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Ernst & Young, LLP as the Company's independent auditors, adoption of the amendment to the 1995 Stock Incentive Plan and the election of the following Directors: Stanton
M. Pikus, Kevin J. McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M. Vineberg, Paul L. Shapiro and Frank A. Cappiello.

                                    PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company commenced trading in the Over-The-Counter (O-T-C) market subsequent to the closing of its initial public offering on August 29, 1986. Commencing on January 8, 1993, the Company's shares of common stock began trading on NASDAQ's National Market under the stock symbol of SKIL. Effective March 1, 1994, the Company's stock symbol was changed to XCEL.
The high and low bid prices of the Company's common stock from December 1, 1993 through February 21, 1997 were as follows:
                     MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

1994           1st Quarter        2nd Quarter       3rd Quarter         4th Quarter
              High      Low     High       Low    High       Low      High        Low
Common Stock   4       2 7/8     4        2 5/8   3 3/4     2 1/2    3 3/16        2

1995           1st Quarter        2nd Quarter       3rd Quarter         4th Quarter
              High      Low     High       Low    High        Low     High        Low
Common Stock  2 7/8      2     3 7/8      2 1/2  3 1/2       2 1/2   3 5/16      1 7/8

1996           1st Quarter        2nd Quarter       3rd Quarter         4th Quarter
              High      Low     High       Low    High        Low     High        Low
Common Stock 2 11/16  1 15/16   2 3/8    1 11/16  2 1/8      1 1/8   1 9/16       13/16

1997           1st Quarter
              High      Low
Common Stock 1 21/32   11/16

     The approximate number of record holders of the Company's common stock as of November 30, 1996 as determined from the Company's transfer agent's list of record holders was 292. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 5,000 beneficial holders.

     The Company has never declared a dividend on its common stock and does not plan to do so in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                              1996          1995          1994(1)        1993          1992
                              ----          ----          ----           ----          ----
Operating data
Net revenues                  $14,082,608   $16,549,014   $14,959,731    $10,391,371   $10,566,166
Income (loss) from continuing
  operations before cumulative effect
  of change in accounting principle
                                    6,228       274,195    (1,229,190)     1,519,370       464,373
Income (loss) from and gain on sale of
 discontinued operations
                                1,660,340     1,439,645    (2,057,603)       241,393       719,415
Primary per share data:
Income (loss) from continuing
  operations                        -               .02          (.11)           .12           .06
Cumulative effect of change in
  accounting principle              -               -             -              .02          -
Discontinued operation                .12           .12          (.20)           .02           .08
                                      ---           ---          -----           ---           ---
Net income (loss)                     .12           .14          (.31)           .16           .14
                                      ===           ===          =====           ===           ===
Balance sheet data:
Total assets                  $27,465,019   $25,670,332   $25,196,907    $17,452,985   $ 8,580,107
Long-term debt                  4,718,793     6,572,701     9,545,069      2,950,948     1,101,898

(1)  Includes CALC/Canterbury which was acquired in June, 1994.







ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital at November 30, 1996 was $1,926,000. During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February 1997, the litigation was settled and all outstandings withChase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997.
The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997.

     Management believes that positive cash flow contributions from the Company's operating segments will be sufficient to cover cash flow requirements for Fiscal 1997. There was no material commitment for capital expenditures as of November 30, 1996. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the year ended November 30, 1996 was $1,962,000, an increase of $55,000 over the previous year. During the year, the Company reduced its long-term, bank debt by $2,460,000, and is scheduled to further reduce it by approximately $2,000,000 in 1997.

     RESULTS OF OPERATIONS

     Fiscal 1996 Compared to Fiscal 1995

     Revenues
     --------
     Revenues decreased by $2,467,000 (15%) in Fiscal 1996 from 1995. This decrease was primarily attributable to the reduction in vocational training revenues of $2,179,000. During Fiscal 1996, the Company operated only two vocational training centers, while in 1995 there were still seven training centers in operation for all or part of the year. This reduction was anticipated in conjunction with the decision in 1994 to close, consolidate and downsize several training centers. It is anticipated that the current level of revenues from this segment will remain fairly constant in the future.

     Costs and Expenses
     ------------------
     Costs and expenses decreased in Fiscal 1996 by $820,000 (11%). Again, the primary reason for this reduction is the elimination of five vocational training centers during Fiscal 1995. Costs and expenses for the other operating segments remained fairly constant.

     Selling expense increased by $134,000 (6%) during Fiscal 1996 over 1995. This increase was caused by a planned increase in sales and marketing personnel in the computer software training segment of $217,000. Offsetting this increase was a reduction in selling expenses for the vocational training segment due to the reduction in training centers.

     General and administrative expense decreased by $517,000 (11%) in Fiscal 1996 from 1995. A reduction in vocational training expense of $426,000 was again the main reason for the decrease. During 1996, the Company allocated $1,199,000 of corporate expenses to discontinued operations.

     The Company's provision for doubtful accounts decreased by $52,000 (5%) during Fiscal 1996 over 1995. This was attributable to the reduction in vocational training centers in operation during the year.

     Interest income for 1996 increased by $256,000 (365%). This increase was the result of the income derived from the Star Label note receivable payments received during the year. For Fiscal 1997 it is anticipated that interest income will increase significantly again due to the payments from the note receivable generated by the sale of Landscape Maintenance Services, Inc. in November, 1996.

     Interest expense decreased by $269,000 (28%) in Fiscal 1996 over 1995. The reduction in the outstanding borrowings on the term loan associated with the purchase of CALC/Canterbury is the major cause for this reduction.

     Other income increased by $308,000 in 1996 over 1995. The Company revised its estimate regarding future lease termination payments.

     In November, 1996 the Company sold its business maintenance segment for cash and notes. As a result of this sale, the Company recognized a gain of $2,275,000, which is net of applicable taxes.

     Fiscal 1995 Compared to Fiscal 1994

     Revenues
     ---------
     Revenues increased by $1,589,000 (10%) to $16,549,000 in Fiscal 1995 from 1994. This increase was the net effect of several factors. CALC/Canterbury which was purchased in June, 1994 had revenues in that year of $5,569,000 representing six months of revenue in 1994. 1995 CALC/Canterbury revenues for twelve months increased to $11,381,000. Offsetting this increase was a reduction in vocational training revenues of $3,868,000 for Fiscal 1995. This reduction was anticipated in conjunction with the decision in 1994 to close, consolidate and downsize several training centers. Vocational training revenues will continue to contribute a smaller portion of the consolidated total revenues in the future.

     Costs and Expenses
     ------------------
     Costs and expenses remained relatively constant from Fiscal 1994 to 1995. Costs in 1994 were higher than normal due to various reserves which were taken against the vocational school segment in conjunction with the decision in 1994 to close, downsize and consolidate several training centers. Consolidated gross profits in 1995 increased to 56% from 52% in Fiscal 1994.

     Selling expense increased in Fiscal 1995 by $298,000 (16%) over Fiscal 1994. The increase was caused by additional selling expenses for CALC/Canterbury for the full year in 1995 ($1,087,000), again offset by the reduction in marketing expenses for the vocational school segment ($765,000).

     General and administrative expense in Fiscal 1995 increased by $922,000 (24%). CALC/Canterbury's expenses increased by $1,684,000 due to the fact that 1994 expenses were only for a six-month period. Offsetting this increase was a decrease in the vocational segment of $916,000 due to training center closings and downsizing. During 1995, the Company allocated corporate expenses of $1,296,000 to discontinued operations.

     The Company's provision for doubtful accounts decreased by $2,075,000 (65%) in 1995 over the previous year. This reduction is attributable to the vocational training segment. As the anticipated downsizing of training centers has occurred so has the necessity for significant bad debt provisions.

     Interest expense for 1995 increased by $405,000 (74%). This is due primarily to the full year interest expense for the CALC/Canterbury acquisition debt being reflected in Fiscal 1995. Only six months interest expense was incurred in Fiscal 1994 after the June, 1994 acquisition.

     In November, 1995 the Company sold its specialty printing segment for cash and notes. As a result of this sale, the Company recognized a gain of $1,493,000, which is net of applicable taxes.

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

     The financial statements and supplementary data are as set forth in the Index on page 14.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS,
COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     The directors, executive officers and control persons of the Company as of November 30, 1995 were as follows:

Name                     Age  Position Held with Company(1)
----                     ---  -----------------------------
Stanton M. Pikus         56   President,Chief Executive
                              Officer, Chairman of the Board
                              of Directors
Kevin J. McAndrew, CPA   38   Chief Operating Officer,
                              Executive Vice President, Chief
                              Financial Officer, Treasurer,
                              Director
Alan Manin               59   Vice President - Marketing; Director
Jean Zwerlein Pikus      43   Vice President - Operations, Secretary,
                              Director
Stephen M. Vineberg      55   Director
Paul L. Shapiro          45   Director
Frank A. Cappiello       71   Director
Edward Koenig            55   Control Person

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

     ALAN MANIN, Vice President, Marketing and Director of the Company since its inception. He is a graduate of Temple University (B.S., 1960, M.Ed., 1966); a former teacher and department chairman in the Philadelphia School System (1960-1966); a former Vice President and Director of Education for Evelyn Wood Reading Dynamics (1966-1972); a former Director of Northeast Preparatory School (1973); President, Chief Operating Officer and founder of Health Careers Academy, a federally accredited (National Association of Trade and Technical Schools) vocational school (1974-1979) and a founder of the Company (1981).

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

     FRANK A. CAPPIELLO, Director, is President of an investment counseling firm: McCullough, Andrews & Cappiello, Inc., providing management of more than $1 billion of assets. He is Chairman of three no-load mutual funds; Founder and Principal of Closed-End Fund Advisors, Inc.; publisher of Cappiello's Closed-End Fund Digest; author of several books and a regular panelist on "Wall $treet Week with Louis Rukeyser." For more than 12 years Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, he was the Research Director of a major stock brokerage firm. He is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.

     EDWARD KOENIG, was the President and former owner of Landscape Maintenance Services, Inc. He and his family and affiliates own 879,000 shares of the Company's common stock.

ITEM 11.  EXECUTIVE COMPENSATION

     CASH COMPENSATION

     The Company had 125 full-time employees as of November 30, 1996. There were no cash directors' fees paid during this period.

                                      Summary Compensation Table

                                                                                     Securities                      Stock Option
Name &                                             Other Annual   Restricted Stock   Underlying                        Exercise
Principal Position  Year   Salary ($)   Bonus ($)  Compensation      Awards ($)    Options/SARS(#)  LTIP Payouts($)  Compensation($)
------------------  ----   ----------   ---------  ------------   ---------------- ---------------  ---------------  ---------------
Stanton M. Pikus    1996   $195,000     $  -       $  -           $   -            $   -            $   -            $   -
President,          1995    199,148        -          -               -                -                -             26,120
                    1994    149,580        -          -               -                -                -             40,794

Kevin J. McAndrew   1996    120,000        -          -               -                -                -                -
Chief Operating     1995    127,111        -          -               -                -                -             11,307
Officer,            1994     90,234      18,000       -               -                -                -             31,687

     During Fiscal 1996, the Company entered into an adjusted employment agreement with the President. The term of the agreement is five years and calls for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange his contract was extended for one year through 2001.

     The Company also has an adjusted employment agreement with its Executive Vice President and Chief Operating Officer. The term of the agreement is five years and calls for a base salary of $120,000 for Fiscal 1996 and increases of $15,000 per year for the next four years.
Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract. For the year ended November 30, 1996, the Executive Vice President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001.

     COMPENSATION PURSUANT TO PLANS

     The following non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant).

                         Capacity in                          Date      Exercise
Name of Individual       Which Served             Options    Granted     Price
------------------       ------------             --------   -------    --------
Stanton M. Pikus         President, Chairman
                         of the Board of
                         Directors                 50,000    12/20/93    $3.63
                                                   50,000    10/29/96    $1.03
                                                  100,000    01/13/97     $.75
Kevin J. McAndrew, CPA   Chief Operating Officer,
                         Executive Vice            25,000    11/10/92    $2.50
                         President, Chief          50,000    12/20/93    $3.63
                         Financial Officer,       100,000     7/26/94    $2.75
                         Treasurer, Director       50,000    10/29/96    $1.03
                                                   50,000    01/13/97     $.75
Alan Manin               Vice President - Marketing,
                         Director                  10,000    12/20/93    $3.63
                                                   10,000    10/29/96    $1.03
                                                   10,000    01/13/97     $.75

Jean Zwerlein Pikus      Vice President - Operations,
                         Secretary, Director       20,000    11/10/92    $2.50
                                                   30,000    12/20/93    $3.63
                                                   25,000    10/29/96    $1.03
                                                   25,000    01/13/97     $.75

Stephen Vineberg         Director                   5,000    05/27/92    $1.50
                                                    7,500    11/30/92    $4.50
                                                    7,500    01/07/94    $3.13
                                                    7,500    08/16/94    $2.75
                                                    2,500    05/11/95    $2.75
                                                   10,000    07/24/95    $2.81
                                                   10,000    10/29/96    $1.03
                                                   25,000    01/13/97     $.75

Paul Shapiro             Director                   7,500    11/30/92    $4.50
                                                    7,500    01/07/94    $3.13
                                                    7,500    08/16/94    $2.75
                                                    2,500    05/11/95    $2.75
                                                   10,000    07/24/95    $2.81
                                                   10,000    10/29/96    $1.03
                                                   25,000    01/13/97     $.75

Frank A. Cappiello  Director                      100,000*   01/30/95*   $2.00*
                                                   10,000    10/29/96    $1.03
                                                  100,000    01/13/97     $.75

* Frank Cappiello's options are not part of the 1987 Employee Stock Option Plan, but also convert to restricted common stock. Mr. Cappiello has five years from the date of grant to exercise these options.

     Employee stock option holders have five years from the date of grant to exercise any or all of their options, and upon leaving the Company the option holders must exercise within 30 days. These options exercise into restricted shares of Company common stock and absent registration, or any exemption from registration, must be held for the applicable Rule 144 holding period before the restriction can be removed.

     OTHER COMPENSATION

     No material other compensation. However, see "Certain Relationships and Related Transactions" for key-man life insurance arrangements.

     COMPENSATION OF DIRECTORS

     No additional compensation.

     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) (B) The following table sets forth as of February 21, 1997 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

Class     Name of Beneficial Owner       Shares Owned   Percent of Class
-----     ------------------------       ------------   ----------------
Common    Stanton M. Pikus (2)(4)        1,324,737           8.6%
Common    Kevin J. McAndrew (1)(4)         178,909           1.2%
Common    Alan Manin (1)(4)                377,683           2.4%
Common    Jean Zwerlein Pikus (1)(2)(4)    129,416            .8%
Common    Stephen M. Vineberg (1)(4)        25,885            .2%
Common    Paul L. Shapiro (1)(4)             2,000             -
Common    Frank A. Cappiello(1)(4)         185,000           1.2%
Common    Edward Koenig(3)                 423,544           2.7%
                                        ----------          -----
All Officers, Directors and 5%
stockholders as a group (8 in number)    2,647,174          17.1%
____________________________            ==========          =====

(1) All of said individuals have given a Voting Trust and First Right of Refusal to Stanton M. Pikus, President and Board Chairman of the Company.
(2) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each others shares.
(3) As a result of the November, 1993 acquisition of Landscape Maintenance Services, Inc., Edward Koenig and his immediate family received a total of 1,029,000 shares of Company common stock. In October, 1996 as part of the litigation settlement with the Company, 150,000 shares were returned as partial damages. Currently Mr. Koenig and his immediate family now own 879,000 (5.7%) of Company common stock.
(4) Does not include option grants as set forth in Item 11.

     CHANGE IN CONTROL

     There has been no change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has secured key-man life insurance policies for its Corporate Officers. The amount and beneficiary of the key-man life insurance policies are as follows:

Corporate Officers     Amount of Policy    Beneficiary
------------------     ----------------    -----------
Stanton M. Pikus       $1,000,000          Company
Kevin J. McAndrew      $1,000,000          Company
Jean Z. Pikus          $  500,000          Company

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

     The following are filed as a part of this Form 10-K on the pages indicated.

                                                             Page Number
                                                             -----------
Consolidated Financial Statements
Report of Independent Auditors                                  F- 0
Consolidated Balance Sheets - November 30, 1996 and 1995        F- 1
Consolidated Statements of Operations - Years ended November
30, 1996, 1995 and 1994                                         F- 3
Consolidated Statements of Stockholders' Equity - Years ended
November 30, 1996, 1995 and 1994                                F- 5
Consolidated Statements of Cash Flows - Years ended November
30, 1996, 1995 and 1994                                         F- 6
Notes to Consolidated Financial Statements                      F- 8
Schedule II, Valuation and Qualifying Accounts                  F-18

     Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

     Notification of settling Canterbury Corporate Services, Inc. lawsuit against Edward and Ann Koenig, the previous owners of its Landscape Maintenance Services, Inc. subsidiary, dated November 21, 1996.

     Purchase Agreement and Management Agreement between Canterbury Corporate Services, Inc. and Landscape Companies, Inc. dated November 30, 1996.

     Notification of filing an Order to Show Cause, Verified Complaint and Affidavit of Stanton M. Pikus, President of Canterbury Corporate Services, Inc. against The Chase Manhattan Bank for breach of the Term Loan and Revolving Loan Agreements, dated January 6, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Corporate Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CANTERBURY CORPORATE SERVICES, INC.

Dated:   3/12/97        By /s/ Stanton M. Pikus
                           ---------------------
                           Stanton M. Pikus, President; Chief Executive
                           Officer

Dated:   3/12/97        By /s/ Kevin J. McAndrew
                           ----------------------
                           Kevin J. McAndrew, Chief Operating Officer,
                           Executive Vice President, Chief Financial
                           Officer, Treasurer, Director

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, this report has been signed on behalf of Canterbury
Corporate Services, Inc. and in the capacities and on the dates indicated.

Dated:   3/12/97        By /s/ Stanton M. Pikus
                           ----------------------
                           Stanton M. Pikus, President; Director; Chairman of
                           the Board of Directors

Dated:   3/12/97        By /s/ Kevin J. McAndrew
                           ----------------------
                           Kevin J. McAndrew, Chief Operating Officer;
                           Executive Vice President;
                           Chief Financial Officer; Director

Dated:   3/12/97        By /s/ Alan Manin
                           ----------------------
                           Alan Manin, Vice President - Marketing; Director

Dated:   3/12/97        By /s/ Jean Zwerlein Pikus
                           ----------------------
                           Jean Zwerlein Pikus, Vice President - Operations,
                           Secretary; Director

Dated:   3/12/97        By /s/ Stephen M. Vineberg
                           -----------------------
                           Stephen M. Vineberg, Director

Dated:   3/12/97        By /s/ Paul L. Shapiro
                           ------------------------
                           Paul L. Shapiro, Director

Dated:   3/12/97        By /s/ Frank A. Cappiello
                           ------------------------
                           Frank A. Cappiello, Director

                        Report of Independent Auditors


The Board of Directors and Stockholders
Canterbury Corporate Services, Inc.


We have audited the accompanying consolidated balance sheets of Canterbury Corporate Services, Inc. as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Corporate Services, Inc. at November 30, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young, LLP

Philadelphia, Pennsylvania
February 28, 1997
Except Note 7, as to which the date is March 12, 1997.

                          CONSOLIDATED BALANCE SHEETS
                           November 30, 1996 and 1995


ASSETS
------

                                   1996          1995
                                   ----          ----
Current Assets:

Cash                               $   440,178    $1,471,702
Accounts receivable, net of
allowance for doubtful accounts
of $1,685,000 and $2,263,000         3,142,024     3,508,113
Notes receivable - current portion     978,582       531,072
Prepaid expenses and other assets      641,645       541,773
Refundable income taxes                    -         326,000
Deferred income tax benefit          1,228,000       427,676
Net current assets of discontinued
operation                                  -       1,223,704
                                   -----------   -----------
Total Current Assets                 6,430,429     8,030,040

Property and equipment at cost,
net of accumulated depreciation
of $3,305,000 and $2,868,000         2,752,430     2,727,755
Goodwill, net of accumulated
amortization of $1,178,000
and $886,000                         8,914,086     9,440,645
Notes receivable                     9,092,943     4,028,921
Other assets                           275,131       373,539
Net other assets of discontinued
operation                                  -       1,069,432
                                   -----------   -----------

Total Assets                       $27,465,019   $25,670,332
                                   ===========   ===========









                            See Accompanying Notes

                          CONSOLIDATED BALANCE SHEET
                          November 30, 1996 and 1995

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    1996            1995
                                                    ----            ----
Current Liabilities:

  Accounts payable - trade                          $   230,000     $   267,127
  Accrued expenses                                      374,859         642,533
  Income taxes payable                                  424,845         132,000
  Unearned tuition income                             1,198,991       1,186,886
  Current portion, long-term debt                     2,230,715       2,837,279
                                                    -----------     -----------
        Total Current Liabilities                     4,459,410       5,065,825
Long-term debt                                        4,718,793       6,572,701
Deferred income tax liability                         2,028,000         919,000
Commitments and contingencies


Stockholders' Equity:

  Convertible preferred stock, no par value                -            258,488
  Common stock, $.001 par value,
  50,000,000 shares authorized;
  15,054,000 and 13,060,000 issued and
  outstanding                                            15,054          13,060
Additional paid-in capital                           14,840,642      12,915,730
Retained earnings                                     1,728,155          68,963
Less treasury shares at cost                           (325,035)       (143,435)
                                                    -----------     -----------
        Total Stockholders' Equity                   16,258,816      13,112,806
                                                    -----------     -----------

        Total Liabilities and Stockholders' Equity  $27,465,019     $25,670,332
                                                    ===========     ===========




                            See Accompanying Notes

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended November 30, 1996, 1995 and 1994
[CAPTION]

                                   1996             1995            1994
                                   ----             ----            ----
Net revenues                        $14,082,608     $16,549,014     $14,959,731
Costs and expenses                    6,441,662       7,261,737       7,243,201
                                   ------------     -----------     -----------

Gross profit                          7,640,946       9,287,277       7,716,530

Selling                               2,333,589       2,198,958       1,900,869
General and administrative            4,252,948       4,769,766       3,847,760
Provision for doubtful accounts       1,062,735       1,115,136       3,190,000
                                   ------------     -----------     -----------

Total operating expenses              7,649,272       8,083,860       8,938,629

Other income (expenses)
  Interest income                       326,485          70,500          32,642
  Interest expense                     (682,251)       (951,403)       (546,249)
  Other                                 374,575         (66,772)            374
                                   ------------     -----------     -----------

Total other income (expense)             18,809        (947,675)       (513,233)

Income (loss) before provision for
  income taxes and discontinued
  operations                             10,483         255,742      (1,735,332)

Provision/(benefit) for income taxes      4,255         (18,453)       (506,142)
                                   ------------     -----------     -----------

Income (loss) from continuing operations  6,228         274,195      (1,229,190)

Discontinued operations
  Loss from discontinued operations
  less applicable income tax
  benefits of ($453,904), ($27,117)
  and ($683,332)                      (614,832)         (53,900)     (2,057,603)
  Gain on sale of discontinued
  operations (less applicable
  income taxes of $1,681,649 and
  $1,309,922)                        2,275,172        1,493,545            -
                                   -----------      -----------     -----------
Net income (loss)                  $ 1,666,568      $ 1,713,840     $(3,286,793)
                                   ===========      ===========     ===========

                                   Continued
                            See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended November 30, 1996, 1995 and 1994
                                  Continued


                                   1996             1995            1994
                                   ----             ----            ----
Net income (loss) per share and
  common share equivalents
    Primary:
      Income (loss) from continuing
        operations                  $   -           $      .02       $    (.11)
      Discontinued operations             .12              .12            (.20)
                                    ---------       ----------       ---------
      Net income (loss) per share   $     .12       $      .14       $    (.31)
                                    =========       ==========       =========
    Fully diluted:
      Income (loss) from continuing
        operations                       -          $      .02       $    (.11)
      Discontinued operations             .12              .11            (.20)
                                    ---------       ----------       ---------
      Net income (loss) per share   $     .12       $      .13       $    (.31)
                                    =========       ==========       =========
Weighted average number of
common and common equivalent
shares - primary                  14,447,000        12,547,600      10,761,600
                                  ==========        ==========      ==========

Weighted average number of
common and common equivalent
shares - fully diluted            14,447,000        13,119,800      10,761,600
                                  ==========        ==========      ==========





                           See Accompanying Notes

                Canterbury Corporate Services, Inc. - 10-K 1996
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended November 30, 1996, 1995 and 1994

                        Convertible                                                Retained
                        Preferred   Common Stock  Common Stock     Additonal       Earnings                   Total Stockholders'
                          Stock        Shares        Amount     Paid-in-Capital    (Deficit)   Treasury Stock        Equity
                       ------------ ------------  -------------   -----------     -----------  ---------------    ------------
Balance,
November 30, 1993      $364,396     10,208,994      $10,209         $9,276,410      $1,712,485        $   -       $11,363,500

Issuance of common
  stock for services                    29,500           29             95,846                                         95,875
Issuance of common
  stock for
  acquisition                           30,778           31            102,204                                        102,235
Private placement of
  common stock,
  net of expenses                      755,714          756          1,315,943                                      1,316,699
Preferred stock
  conversion            (65,908)       115,968          116             65,792                                          -
Exercise of stock
  options                              442,025          442            425,910                                        426,352
Payment of dividends
  on preferred stock                                                                   (38,853)                       (38,853)
401(k) Company match                     2,930            3              2,927                                          2,930

Net (loss)                                                                          (3,286,793)            -        (3,286,793)
                       --------     ----------      --------       -----------      ----------       ---------      -----------
Balance,
  November 30, 1994    $298,488     11,585,909      $11,586        $11,285,032     $(1,613,161)        $   -        $9,981,945


Issuance of common
  stock                                 51,305           51             37,461                                          37,512
Private placement
  of common stock,
  net of expenses                      896,220          897          1,360,346                                        1,361,243
Preferred stock
  conversion            (40,000)       114,286          114             39,886                                            -
Exercise of stock
  options                              397,500          397            168,227                                          168,624
Payment of dividends
  on preferred stock                                                                   (31,716)                         (31,716)
401(k) Company match                     4,793            5              4,788                                            4,793
Treasury shares
  acquired at cost                                                                                    (143,435)        (143,435)
Exercise of Class
  C warrants                            10,000           10             19,990                                           20,000


                           See Accompanying Notes

                Canterbury Corporate Services, Inc. - 10-K 1996
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended November 30, 1996, 1995 and 1994

                        Convertible                                                Retained
                        Preferred   Common Stock  Common Stock     Additonal       Earnings                   Total Stockholders'
                          Stock        Shares        Amount     Paid-in-Capital    (Deficit)   Treasury Stock        Equity
                       ------------ ------------  -------------   -----------     -----------  ---------------    ------------

Net income                                                                         1,713,840                        $1,713,840
                       ---------     ----------     --------      -----------     -----------     --------         -----------
Balance,
  November 30, 1995     $258,488     13,060,013      $13,060      $12,915,730      $  68,963     ($143,435)        $13,112,806

Private placement of
  common stock,
  net expenses                        1,233,333        1,233        1,466,920                                        1,468,153
Preferred stock
  conversion           ($258,488)       572,193          572          257,916                                            -
Treasury shares
  acquired at cost                                                                                (181,600)           (181,600)
Exercise of stock options               120,000          120           72,580                                           72,700
Issuance of common
  stock for services                      2,500            3            4,997                                            5,000
Issuance of common stock
  for acquisition                        25,000           25           40,600                                           40,625
401(k) Company match                     40,970           41           81,899                                           81,940
Payment of dividends
  on preferred stock                                                                  (7,376)                           (7,376)

Net income                                                                         1,666,568                         1,666,568
                       ------------ -----------      -------      -----------    -----------    -----------        -----------
Balance,
  November 30, 1996     $    -      $15,054,009      $15,054      $14,840,642     $1,728,155     ($325,035)         $16,258,816
                       ============ ===========      =======      ===========    ===========     =========          ===========

                             See Accompanying Notes

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 1996, 1995 and 1994

                                                        1996                     1995                      1994
                                                        ----                     ----                      ----
Cash flows from continuing operating activities:
  Cash received from students and customers             $13,698,067              $16,073,593               $13,847,244
  Cash paid to suppliers and employees                  (11,247,991)             (13,121,922)              (11,572,812)
  Interest received                                         326,485                   70,500                    32,642
  Interest paid                                            (682,251)                (951,403)                 (546,249)
  Income taxes paid                                        (132,000)                (163,700)                 (850,009)
                                                        -----------               -----------               -----------
    Net cash provided by continuing operating activities             $1,962,310                $1,907,068               $   910,816

Cash flows from investing activities:
  Capital expenditures, net                                (455,000)                (615,147)              (1,907,068)
  Acquisition of subsidiaries                                  -                       -                   (8,350,300)
                                                        -----------              -----------               -----------
  Net cash used in investing activities                                (455,000)                 (615,147)               (8,723,423)

Cash flows from financing activities:
  Principal payments on long-term debt                   (2,406,748)              (2,816,984)                 (231,467)
  Proceeds from notes payable and long-term debt            291,276                  388,005                 8,561,423
  Proceeds from payments on notes receivable                519,689                     -                          -
  Proceeds from exercise of stock options and warrants       11,150                  188,624                    93,395
  Proceeds from issuance of common stock, net             1,489,153                1,361,243                 1,316,699
  Proceeds from revolving credit facility                   425,000                     -                      800,000
  Repayment on revolving credit facility                   (770,000)                (500,000)                (250,000)
  Payment of dividends on preferred stock                    (7,376)                 (31,716)                  (38,853)
  Purchase of treasury shares                               (13,000)                 (83,435)                    -
                                                        -----------                 --------               -----------
    Net cash provided by (used in) financing
      activities
                                                                       (460,856)               (1,494,263)               10,251,197
Net cash used in discontinued operations                             (2,077,978)                  290,014                (2,205,103)

Net increase (decrease) in cash                                      (1,031,524)                   87,672                   233,487
  Cash at beginning of year                                           1,471,702                 1,384,030                 1,150,543
                                                                     ----------                ----------                ----------
  Cash at end of year                                                $  440,178                $1,471,702                $1,384,030
                                                                     ==========                ==========                ==========

                                  Continued
                            See Accompanying Notes

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended November 30, 1996, 1995 and 1994
                                  Continued

                                                 1996                         1995                        1994
                                                 ----                         ----                        ----

Reconciliation of income from continuing operations to net cash provided by continuing operating activities

Income (loss) from continuing operations                        $    6,288                  $  274,195                $(1,229,190)
Adjustments to reconcile net cash provided
  by operating activities:

  Depreciation and amortization                  $   956,572                   $  912,848                 $1,315,057
  Provision for doubtful accounts                  1,062,735                    1,115,136                  3,190,000
  Deferred income tax benefit                        308,676                       18,453                   (546,518)

Change in operating assets and liabilities:

  Increase in accounts receivable                   (696,646)                    (173,288)                (1,246,548)
  (Increase)/decrease in prepaid expenses            (99,872)                      25,148                     65,168
  (Increase)/decrease in other assets                 98,408                      (46,376)                  (251,391)
  (Increase)/decrease in refundable taxes            326,000                      192,384                   (518,384)
  Increase/(decrease) in accounts payable            (37,127)                    (195,204)                   262,359
  Increase/(decrease) in accrued expenses           (267,674)                     (37,335)                   316,806
  Increase/(decrease) in unearned tuition income      12,105                     (302,133)                   134,061
  Increase/(decrease) in income taxes payable        292,845                      123,240                   (580,604)
                                                  ----------                  -----------                 ----------
  Total adjustments                                              1,956,022                   1,632,873                  2,140,006
                                                                ----------                  ----------                -----------
Net cash provided by operating activities                       $1,962,310                  $1,907,068                 $  910,816
                                                                ==========                  ==========                ===========
</TABLE
                            See Accompanying Notes

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 1996, 1995 and 1994

Supplemental schedule of noncash investing and financing activities:

     During March, 1996 the Company issued 40,970 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     In March, 1996 the Company issued 2,500 shares to an unrelated party for services.

     Also during March, 1996 the Company allowed a former officer to exercise
30,000 stock options for a note receivable.

     During July, 1996 the Company issued 25,000 shares of restricted common stock to the former owners of ProSoft, L.L.C. for the purchase of the business.

     During November, 1996 the Company allowed corporate counsel to exercise
50,000 stock options for a note receivable. At November 30, 1996 the total notes receivable plus accrued interest for corporate officers and certain consultants totaled $494,500. The notes are collateralized by the common stock of the Company. Interest rates range from 6% to 7%.

     During November, 1996 the Company received 150,000 shares of its common stock from Mr. Koenig as partial settlement of its lawsuit with him. These shares are included in treasury stock at the then current market price.

     During February, 1995 the Company allowed its corporate officers and corporate counsel to exercise 397,500 stock options for a note receivable. At November 30, 1995, the total notes receivable plus accrued interest for corporate officers and certain consultants totaled $417,200.

     In March, 1995 the Company issued 9,000 shares of restricted common stock to a consultant for services.

     In May, 1995 the Company issued 4,793 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     During 1994, the Company allowed its corporate officers, corporate counsel and certain consultants to exercise 420,000 stock options for a note receivable.

     In March, 1994, the Company issued:
         28,572 shares of restricted common stock for the
           purchase of Smartwork Graphics and
         2,206 shares of restricted common stock to purchase its remaining 80% interest in Sastec, Inc.

     In May, 1994, the Company issued 2,930 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     During December, 1994 the Company issued 17,305 shares of restricted common stock to a former employee to complete the purchase of Smartwork
Graphics.

     In December, 1994 the Company issued 25,000 shares of restricted common stock to members of the Board of Directors for services.

     Capital lease obligations of $291,300 in 1996 and $261,400 in 1994 were incurred when the Company entered into leases for equipment.


1.  Summary of Significant Accounting Policies

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the
Company and all of its subsidiaries.  All material intercompany transactions have been eliminated.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for each of the the years ended November 30, 1996.
The ultimate outcome and actual results could differ from the estimates and assumptions used.

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

     Deferred Income Taxes
     ---------------------
     The Company utilizes the liability method to account for income taxes.
This method gives consideration to the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

     Earnings Per Share
     ------------------
     Earnings per share is computed using the weighted average common shares outstanding during the year and includes the dilutive effect of common stock equivalents (options).  Fully diluted earnings per share is based on the assumed conversion of preferred stock.

     Accounting Changes
     ------------------
     In October 1995, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting
for Stock-Based Compensation."  SFAS 123 is effective for fiscal years beginning after December 15, 1995.  SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock based compensation expense or to continue with the provisions of APB 25,
"Accounting for Stock Issued to Employees."  The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by SFAS
123 in the November 30, 1997 notes to the consolidated financial statements.

     The Company does not expect that adoption of SFAS 123 will have a material effect on its consolidated financial statements.

2.  Acquisitions

     Effective June 1, 1994, Canterbury purchased certain assets and assumed certain liabilities of Computer Applications Learning Center, Inc. for
$7,800,000 in cash. CALC., a Morristown, New Jersey company, provides software training in the New York metropolitan area to both large Fortune
1000 corporations and the public market. The acquisition of CALC was recorded under the purchase method of accounting and included goodwill in the amount of $6,286,953. Results of operations from June 1, 1994 are included in the statement of operations.

     The pro forma unaudited results of continuing operations for the year ended November 30, 1994, assuming the purchase of CALC had been consummated as of December 1, 1993, is as follows:

                                                 1994
                                                 ----
Revenue                                          $19,646,458
Income (loss) from continuing operations          (1,126,205)
Earnings per share:
Income (loss) from continuing operations         $      (.10)

     On July 1, 1996, the Company acquired the business of ProSoft, L.L.C.
of Charlotte, North Carolina for 25,000 shares of Canterbury Corporate Services, Inc. restricted common stock and the opportunity to earn additional restricted common shares over the next three years based on various levels of increasing profitability. The 25,000 shares issued at closing are guaranteed by Canterbury Corporate Services, Inc. to have a market value of at least $100,000 ($4.00 per share) at the two year anniversary of the acquisition. Canterbury Corporate Services, Inc. will issue additional shares at that time if the closing price is not at least $4.00 per share. The results of operations included from July 1, 1996 are insignificant and pro forma results from December 1, 1995 do not materially change actual historical reported results for the year ended November 30, 1996.

3.  Segment Reporting

     The Company is organized into three operating segments: computer software training, management training and vocational training.

     The computer software training segment trains corporate workers and managers as an authorized training center for Microsoft, Lotus, Borland, WordPerfect, Aldus and Apple on DOS, Windows an Macintosh platforms.

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

     Selected financial information for each segment, which includes an allocation of corporate expenses, is as follows:

1996
----                                            Income (Loss)                   Capital         Depreciation and
                                Revenues        Before Taxes    Assets          Expenditures    Amortization
                                --------        ------------    ------          ------------    ------------
Computer Software Training      $11,126,451     $ 394,218       $ 3,451,022     $597,675        $ 450,023
Management Training               1,591,240       341,707           248,305         -               1,156
Vocational Training               1,364,917      (725,442)       23,765,692       13,174          505,393
                                -----------     ---------       -----------     --------        --------
                                $14,082,608     $  10,483       $27,465,019     $610,849        $ 956,572
                                ===========     =========       ===========     ========        ========

1995
----                                            Income (Loss)                   Capital         Depreciation and
                                Revenues        Before Taxes    Assets          Expenditures    Amortization
                                --------        ------------    ------          ------------    ------------
Computer Software Training      $11,380,710     $521,313        $ 2,911,339     $280,160        $ 391,326
Management Training               1,624,932      154,189            279,090         -                 963
Vocational Training               3,543,372     (419,760)        20,186,767       15,617          520,559
                                -----------     --------        -----------     --------        ---------
                                $16,549,014     $255,742        $23,377,196     $295,777        $ 912,848
                                ===========     ========        ===========     ========        =========

1994
----                                            Income (Loss)                   Capital         Depreciation and
                                Revenues        Before Taxes    Assets          Expenditures    Amortization
                                --------        ------------    ------          ------------    ------------
Computer Software Training      $ 5,569,148     $    80,845     $ 3,162,773     $ 346,510       $  184,297
Management Training               1,979,244         182,972         282,881         -                  578
Vocational Training               7,411,339      (1,999,149)     18,132,732        26,613        1,130,182
                                -----------     ------------    -----------     ---------       ----------
                                $14,959,731     $(1,735,332)    $21,578,386     $ 373,123       $1,315,057
                                ===========     ===========     ===========     =========       ==========

     All corporate assets have been included in the vocational training segment. Included in loss before taxes for vocational training in 1996 is other income of $242,000 which represents the Company's revision of its estimate regarding future lease termination payments.

4.  Discontinued Operation

     On November 30, 1996 the Company sold Landscape Maintenance Services, Inc. which comprised its business maintenance services segment. The proceeds of the sale consisted of both cash and notes totaling $4,500,000. The note bears interst at 8% per annum and is secured by substantially all assets and business of the buyer.

     On November 30, 1995 the Company sold Star Label Products, Inc. and its wholly owned subsidiary, Smartwork Graphics, which comprised the specialty printing segment. Star Label was sold to its former owner. The proceeds of the sale consisted of both cash and notes receivable amounting to $4,000,000. The note bears interest at 7.79% per annum and is secured by substantially all assets and business of the buyer. Also the Company issued to the buyer an aggregate of 350,000 options to purchase the common stock of Canterbury Corporate Services, Inc. at an exercise price of $2.00 per share (bid price at date of grant). The options expire on November 9, 2000. In the opinion of management, the value assigned to these options, if any, is not significant.

     The results of operations and the gain on the sale of these segments has been reported as discontinued operations and prior years financial statements have been restated to reflect the discontinuation of both segments.

     The following is a summary of the results of operations of the Company's discontinued specialty printing and business maintenance services segments:

                                                                       Year ended November 30,
                                                                1996            1995            1994
                                                                ----            ----            ----
Revenue                                                         $13,718,599     $15,027,433     $15,064,197
Income (loss) from operations net of tax benefits:  1996,
($453,904); 1995, ($27,117); 1994, ($1,008,332)                    (614,832)        (53,900)     (2,057,603)
Gain on sale, net of taxes of $1,681,649 and $1,309,922           2,275,172       1,493,545           -
                                                                -----------     -----------     -----------
Net income                                                      $ 1,660,340     $ 1,439,645     ($2,057,603)
                                                                ===========     ===========     ===========

Costs and expenses for these discontinued segments include $1,199,000, $1,296,000 and $1,394,000 representing allocated costs from corporate for 1996, 1995 and 1994 respectively.

The net assets of discontinued operations were as follows:

                                        November 30, 1995
                                        -----------------
Current assets                          $2,380,981
Current liabilities                     (1,157,277)
Property and equipment, net              1,028,487
Other, net                                  40,945
                                        ----------
Total                                   $2,293,136
                                        ==========

5.  Property and Equipment

     Property and equipment, which is recorded at cost, consists of the following:

                                        1996            1995
                                        ----            ----
Land, buildings and improvements        $   725,910     $1,466,081
Equipment                                 3,262,009      2,842,710
Furniture and fixtures                    1,184,741      1,134,866
Leased property under capital leases
  and leasehold improvements                884,756        743,074
                                        -----------     ----------
                                          6,057,416      6,186,731

Less: Accumulated depreciation           (3,304,986)    (2,868,318)
Reserve on disposition of assets              -           (590,658)
                                        -----------     ----------
Net property and equipment              $ 2,752,430     $2,727,755

     Accumulated depreciation of leased property under capital leases totaled $439,000 in 1996. Depreciation expense for 1996, 1995 and 1994 were $523,000, $429,000 and $545,000, respectively.

6.  Income Taxes

     The provision/(benefit) for income taxes for the years ending November 30, 1996, 1995 and 1994 are as follows:

                                1996            1995            1994
                                ----            ----            ----
Current:
Federal                         $     -         $  (326,000)    $  (518,000)
State                               65,000          132,000         145,000
                                ----------      -----------     -----------
                                    65,000         (194,000)       (373,000)
Deferred:                        1,167,000        1,460,000      (1,141,000)
                                ----------      -----------     -----------
                                $1,232,000      $ 1,266,000     $(1,514,000)
                                ==========      ===========     ===========

The reconciliation of the expected provision/(benefit) for the years ending November 30, 1996, 1995 and 1994 are as follows:

                                1996            1995            1994
                                ----            ----            ----
Expected tax at statutory rates $   985,000     $ 1,007,000     $(1,603,000)
Effect of state taxes (net)         229,000         351,000          12,000
Other                                 6,000        (110,000)        (31,000)
Permanent differences                12,000          19,000         108,000
                                -----------     -----------     -----------
Total                           $ 1,232,000     $ 1,266,000     $(1,514,000)
                                ===========     ===========     ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's tax liabilities and assets as of November 30, 1996 and 1995 are as follows:

                                                                     November 30,
Deferred tax liabilities:                                       1996            1995
                                                                ----            ----
Gain recognized in financial statements deferred for income
  tax purposes                                                  $2,290,000      $  966,000
Tax depreciation in excess of book depreciation                    261,000           -
Tax amortization in excess of book amortization                    282,000         170,000
Expenses deductible for tax purposes but deferred for
  financial reporting purposes                                       8,000          18,000
                                                                ----------      -----------
Total deferred tax liabilities                                  $2,841,000      $1,154,000
                                                                ==========      ==========

                                                                     November 30,
Deferred tax assets:                                            1996            1995
                                                                ----            ----
Net tax basis in excess of net book basis                       $   -           $   98,000
Allowance for doubtful accounts                                    891,000         722,000
Expenses deductible for financial reporting purposes but
  deferred for tax reporting purposes                               15,000         334,000
Net operating loss carryover                                     1,913,000         654,000
                                                                ----------      ----------
Total deferred tax assets                                        2,819,000       1,808,000
Valuation allowance                                               (778,000)       (778,000)
                                                                ----------      ----------
Net deferred tax assets                                         $2,041,000      $1,030,000
                                                                ==========      ==========

     At November 30, 1996, the Company had a loss for federal income tax reporting purposes of $2,518,000. Net operating losses for federal tax purposes will begin to expire in 2010. Net operating losses for state tax purposes will expire at various dates through 2002.

7.  Long-Term Debt

                                                                     November 30,
Long-term obligation consist of:                                1996            1995
                                                                ----            ----
Mortgages payable                                               $    -          $   36,299
Term Loan                                                        3,631,250       5,706,250
Revolving credit line                                            2,774,620       3,119,620
7% unsecured notes payable, other                                    -             144,000
Capital lease obligations                                          543,638         403,811
                                                                ----------      ----------
                                                                 6,949,508       9,409,980
Less:  Current maturities                                       (2,230,715)     (2,837,279)
                                                                ----------      ----------
                                                                $4,718,793      $6,572,701
                                                                ==========      ==========

     During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result the debt was declared in default.
In February 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997.

     The Company agreed to make principal payments against the term loan throughout 1997. The first payment of $919,000 to be made in March, 1997; $518,750 isto be paid in June and $518,750 is to be paid during September, 1997. The revolving credit facility will remain at $2,800,000 until December 31, 1997, with no additional borrowings or repayments scheduled during Fiscal 1997. The capital leases will be paid as usual on a monthly basis, with any remaining balance due on December 31 1997.

     Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at November 30, 1996 was 5.375%.
As of November 30, 1996, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

     The long-term debt is secured by substantially all of the assets of the Company.

     Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $1,957,000, $4,449,000, $0, $0 and $0 respectively.

     The carrying value of the long-term debt approximates its fair value.

8.  Capital Leases

     Capital lease obligations are certain equipment leases which expire in October, 1999. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, as of May 1, 1995 and October 1, 1996 are as follows:

Year ending November 30, 1997           $298,687
Year ending November 30, 1998            171,060
Year ending November 30, 1999            112,947
Year ending November 30, 2000              5,314
                                        --------
Total minimum lease payments             588,008
Less amount representing interest        (44,370)
                                        --------
Present value of long-term obligations
  under capital leases                  $543,638
                                        ========

9.  Leases

     The Company leases office space for training center locations, as well as an outdoor tract at a tractor trailer school under various noncancelable operating leases at two different locations. In addition, the Company leases office space for its computer software training segment. The management training segment leases office space at the computer software training facility. All of the leases have options to renew. Future minimum rental payments under the leases are $1,478,000 in 1997; $1,112,000 in 1998; $675,000 in 1999; $483,000 in 2000; $208,000 in 2001 and $184,000 thereafter.
Rent expense for the years ended November 30, 1996, 1995 and 1994 was $1,263,000, $1,394,000 and $1,504,000 respectively.

10.  Commitments and Contingencies

     In November, 1996 the Company settled its lawsuit against the previous owners of Landscape Maintenance. The Company received 150,000 shares of its common stock and a credit towards future lease costs. The Company agreed to assume responsibility for certain insurance claims and to pay management fees not to exceed $100,000 from the profits of a certain building and real estate.

     The Company is a defendant to several other lawsuits arising out of its normal business activities. In the opinion of management, after consulting with counsel, the Company believes any adverse effect resulting from such actions will not be material to its results of operations or financial position.

     During Fiscal 1995, the Company entered into an adjusted employment agreement with the President. The term of the agreement is five years and calls for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001.

     The Company also has an employment agreement with its Executive Vice President and Chief Operating Officer. The term of the agreement is five years and calls for a base salary of $120,000 for Fiscal 1996 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract. For the year ended November 30, 1996 the Executive Vice President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001.

     The Company has an employment agreement with the President of the management training segment. The agreement, amended in January, 1996, expires September 1, 1997 and requires a base salary of $66,714 in Fiscal 1996 with an inflationary increase in Fiscal 1997.

11.  Defined Contribution Plan

     In 1993 the Company established a 401(k) plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company matches 50% of the first 8% of employee salary deferrals. This match is made in restricted Company common stock based upon the value of the stock each December 31st. The employee match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. The value of the employee match expensed in 1996, 1995 and 1994 was $81,940, $4,793 and $2,930 respectively.


12.  Stock Options and Awards

     In 1995, the Company established its 1995 Non-Qualified Stock Option Plan. During Fiscal 1996 and Fiscal 1995, the Company issued 146,000 and 408,500 stock options under this plan to employees and consultants. The options were issued at fair market value on the dates of grant. At November 30, 1996 no shares had been exercised. The stock options have exercise prices ranging from $1.03 to $3.00 per share.

     During 1995 and 1994 the Company issued a total of 51,026 and 527,250 stock options under the 1987 Non-Qualified Stock Option Plan to employees and consultants, respectively. The options were issued at fair market value on the dates of grant at exercise prices ranging from $2.00 to $3.13.

     Total optioned shares under the 1987 Non-Qualified Stock Option Plan at November 30, 1996 were 588,726 which have exercise prices ranging from $1.25 to $5.75 per share. All of these options were exercisable at November 30, 1996. During 1996, 120,000 options were exercised at prices ranging from $.31 to $.75.

     There were no charges against results of operations for stock options issued to non-employees for 1996 and 1995 since in the opinion of management the value of these options was insignificant.


13.  Stockholders' Equity

     As a subsequent event, During February, 1997 the Company received net proceeds of $434,782 from a private placement of its common stock sold to investors at a price of $1.00 per share.

     During 1996, the Company received net proceeds of $1,468,153 from a private placement of its common stock sold to investors at prices ranging from $1.41 to $1.50 per share.

     Also during 1995, the Company received net proceeds of $1,361,000 from a private placement of its common stock sold to investors at prices ranging from $.80 to $2.06 per share.

     During 1994, the Company received net proceeds of $1,317,000 from a private placement of its common stock sold to investors at prices ranging from $1.80 to $2.63 per share.


14.  Related Party Transactions

     The Company's management training segment leases its office from the President of this segment under an operating lease with a term of five years. Rental payments under this lease for the years ended November 30, 1996, 1995 and 1994 were $150,000, $147,000 and $148,000.

     In 1996, the Company paid $120,000 and issued 150,000 stock options with an option price of $1.03 per share to a related party for legal and consulting fees provided. During November, 1996 the Company allowed corporate counsel to exercise 50,000 stock options for a note receivable. At November 30, 1996 the total notes receivable plus accrued interest for corporate officers, corporate counsel and certain consultants totaled $494,461. The notes are collateralized by the common stock. Interest rates range from 6% to 7%.


15.  Fourth Quarter Adjustments

     During the quarter ended November 30, 1996, the Company recorded a $795,000 provision for doubtful accounts representing an additional reserve on its vocational school accounts receivables.

     During the quarter ended November 30, 1995, the Company recorded a $900,000 provision for doubtful accounts representing an additional reserve on its vocational school accounts receivables.

     During the quarter ended November 30, 1994 the Company recorded a $2,700,000 provision for doubtful accounts representing an additional reserve on its vocational school accounts receivables; $1,082,000 representing a reserve for closing certain vocational schools and $300,000 representing a reserve for self insurance related to certain business maintenance segment accident claims.


16.  Advertising

     The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $535,000, $668,000 and $716,000 for 1996, 1995 and 1994, respectively.

                CANTERBURY CORPORATE SERVICES, INC. -- 10K 1996
                                 Schedule II
                      Valuation and Qualifying Accounts
                   Years Ended November 1996, 1995 and 1994

                                        Additions
                                -------------------------
                Balance at      Charged to      Charged                         Balance at
                Beginning       Costs &         to Other                          End of
Description     of Period       Expenses        Accounts        Deductions        Period
------------------------------------------------------------------------------------------
1996
----
Allowance
for doubtful
accounts        $2,263,153      $1,062,735      $    -          $1,640,449      $1,685,439

Reserve on
disposition
of assets          590,658            -              -             590,658           -


1995
----
Allowance
for doubtful
accounts       $3,152,017      $1,115,136      $    -           $2,004,000      $2,263,153

Reserve on
disposition
of assets         590,658            -              -                 -            590,658


1994
----
Allowance
for doubtful
accounts        $1,883,732     $3,190,000      $ 42,180(1)       $1,963,895      $3,152,017

Reserve on
disposition
of assets          370,658        220,000           -                 -             590,658




(1)  related to acquisition