Form 10-Q
period 1997-02-28
CANTERBURY CORPORATE SERVICES INC
filed 1997-04-15
CIK 794927

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended:                                   Commission File Number:
February 28, 1997                                                    0-15588



                     CANTERBURY CORPORATE SERVICES, INC.
           (Exact name of registrant as specified in its charter)



Pennsylvania                                                      23-2170505
(State of Incorporation)                (I.R.S. Employer Identification No.)



                             1600 Medford Plaza
                          Route 70 & Hartford Road
                         Medford, New Jersey 08055
                    (Address of principal executive office)

                       Telephone Number:  (609) 953-0044


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X     Yes        No
                                                   ---          ---
     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 15,588,791 shares.

FORM 10-Q

                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CANTERBURY CORPORATE SERVICES, INC.

                            CONSOLIDATED BALANCE SHEET


ASSETS

                                               February 28,
                                                 1997            November 30,
                                               (Unaudited)          1996
                                               -----------       ------------
Current Assets:
  Cash                                        $ 1,244,547       $   440,178
   Accounts receivable net of
    allowance for doubtful accounts
    of $1,763,000 and $1,685,000                3,076,330         3,142,024
  Notes receivable                                575,582           978,582
  Prepaid expenses and
   other assets                                   786,182           641,645
  Deferred income tax benefit                   1,228,000         1,228,000
                                              -----------        ----------
   Total Current Assets                         6,910,641         6,430,429

  Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $3,453,000 and $3,305,000                 2,631,662         2,752,430
  Goodwill net of accumulated amortization
   of $1,278,000 and $1,178,000                 8,814,141         8,914,086
  Notes receivable                              9,063,573         9,092,943
  Other assets                                    329,974           275,131
                                              -----------       -----------
   Total Assets                               $27,749,991       $27,465,019
                                              ===========       ===========


                              See Accompanying Notes

FORM 10-Q

                         CANTERBURY CORPORATE SERVICES, INC.
                             CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

                                            February 28,
                                                1997            November 30,
                                            (Unaudited)             1996
                                            -----------         ------------
Current Liabilities:
  Accounts payable - Trade                $    236,949        $    230,000
  Accrued expenses                             318,155             374,859
  Income taxes payable                         395,635             424,845
  Unearned tuition income                    1,074,186           1,198,991
  Current portion, long-term
   debt                                      2,159,118           2,230,715
                                           -----------         -----------
   Total Current Liabilities                 4,184,043           4,459,410

  Long-term debt                             4,721,906           4,718,793

  Deferred income tax liability              1,928,000           2,028,000

Shareholders' Equity:
  Common stock, $.001 par value,
   50,000,000 shares authorized;
   15,589,000 and 15,054,000
   issued outstanding                           15,589              15,054

   Additional paid in capital               15,400,141          14,840,642

  Retained earnings                          1,834,347           1,728,155
  Treasury stock                              (325,035)           (325,035)
                                          ------------        ------------
   Total Shareholders' Equity               16,925,042          16,258,816
                                          ------------        ------------
   Total Liabilities and
     Shareholders' Equity                 $ 27,749,991        $ 27,465,019
                                          ============        ============

                             See Accompanying Notes

FORM 10-Q
                       CANTERBURY CORPORATE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month periods ended February 28, 1997, and February 29, 1996, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                                   Three-Months Ended
                                             February 28, and February 29
                                             ----------------------------
                                                     (Unaudited)
                                              1997                 1996
                                              ----                 ----
   Net revenues                            $3,174,279          $3,229,136
   Costs and expenses                       1,546,136           1,173,169
                                           ----------          ----------
   Gross profit                             1,628,143           2,055,967

   Selling                                    469,482             420,137
   General and administrative                 938,481             828,390
   Provision for doubtful accounts             77,830              75,786
                                           ----------          ----------
   Total operating expenses                 1,485,793           1,324,313

   Other (income)/expenses
     Interest income                         (160,608)            (74,044)
     Interest expense                         121,182             196,225
     Other                                     10,584             (12,182)
                                           ----------          -----------
   Income before provision for
     income taxes and
       discontinued operation                 171,192             621,655

   Provision for income taxes                  65,000             242,000
                                           ----------          ----------
   Income from continuing operations          106,192             379,655

   Discontinued operation
     Income from discontinued operation
       net of income taxes of $207,000          -                 353,455
                                           ----------          ----------
   Net income                              $  106,192          $  733,110
                                           ==========          ==========
   Net income per common share
     and common share equivalents:
     Primary:
       Income from continuing
         operations                               .01          $      .03
       Discontinued operation                   -                     .03
                                           ----------          ----------
       Net income per share                $      .01          $      .06
                                           ==========          ==========
     Common and common share
       equivalents (weighted
       average):
        Primary                            15,131,000          13,221,200
                                           ==========          ==========

                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CORPORATE SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE-MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                           February 28,                   February 29,
                                              1997                            1996
                                           ------------                   ------------
Cash flows from operating activities:
   Cash received from
    customers                             $ 3,310,338                   $ 2,717,101
   Cash paid to suppliers and
    employees                              (3,233,203)                   (2,243,820)
   Interest received                          160,608                        74,044
   Interest paid                             (121,182)                     (196,225)
                                             --------                      --------
   Net cash provided by
    operating activities                                      $   116,561          $  351,100

Cash flows from investing activities:
   Capital expenditures                       (27,112)                     (121,363)
   Collection on notes receivable             432,370                       431,230
                                             --------                      --------
    Net cash provided by
      investing activities                                        405,258             309,867

Cash flows from financing activities:
   Principal payments on long-term debt       (77,484)                     (103,242)
   Repayment of revolving
    credit facility                              -                         (375,000)
   Proceeds from exercise of stock
    options and warrants                         -                            3,400
   Proceeds from issuance of common stock     360,034                           -
   Repayment on term loan                        -                         (518,750)
   Payment of dividends on
    preferred stock                              -                           (7,376)
   Purchase of treasury stock                    -                          (13,000)
                                            ---------                      ---------
    Net cash provided by/(used in)
      financing activities                                        282,550          (1,013,968)
    Net cash used in
      discontinued operation                                         -                   (382)

   Net increase/(decrease) in cash                                804,369            (353,001)

    Cash at beginning of period                                   440,178           1,471,702
                                                             ------------         -----------
    Cash at end of period                                    $  1,244,547         $ 1,118,319
                                                             ============         ===========

                            See Accompanying Notes

FORM 10-Q

                           CANTERBURY CORPORATE SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                            February 28,                  February 29,
                                               1997                          1996
                                            ------------                  ------------
Reconciliation of income from continuing operations
to net cash provided by operating activities:
Income from continuing operations                            $  106,192           $  379,655
Adjustments to reconcile to net cash
    provided by operating activities:
   Depreciation and amortization               247,825                   $221,877
   Provision for doubtful accounts              77,830                     75,786

Change in operating assets
   and liabilities:
   Increase in accounts receivable             (12,136)                  (441,711)
   Increase in prepaid expenses               (144,537)                  (348,988)
   (Increase)/decrease in other assets         (54,843)                   170,201
   Increase in
    accounts payable                             6,949                     84,887
   Decrease in accrued expenses                (56,704)                  (139,283)
   Decrease in unearned
    tuition income                            (124,805)                   (67,324)
   Increase/(decrease) in income
    taxes payable                              (29,210)                   249,000
   Increase in
    deferred income taxes                      100,000                    167,000
                                              --------                   --------
    Total adjustments                                            10,369              (28,555)
                                                              ---------           ----------
Net cash provided by
   operating activities                                       $ 116,561           $  351,100
                                                              =========           ==========

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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at February 28, 1997, and revenues and expenses for the three months ended February 28, 1997. The ultimate outcome and actual results could differ from the estimates and assumptions used.

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

FORM 10-Q
                           CANTERBURY CORPORATE SERVICES, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)


   Deferred Income Taxes

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

   Accounting Changes

   In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue APB 25 and will provide the pro forma disclosures as required by SFAS 123 in the November 30, 1997 notes to the consolidated financial statements. The Company does not expect that adoption of SFAS 123 will have a material effect on its consolidated financial statements.


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

FORM 10-Q
                           CANTERBURY CORPORATE SERVICES, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)

   Selected financial information for each segment, which includes an allocation of corporate expenses, is as follows:

                                                Income                        Capital      Depreciation &
Three Months Ended 2/28/97      Revenues      Before Taxes      Assets      Expenditures    Amortization
--------------------------      --------     --------------    --------     ------------   --------------
Computer Software Training      $2,466,530      $ 127,120       $3,010,941   $ 27,112         $123,139
Management Training                355,745         18,599          182,256        -                289
Vocational Training                352,004         25,473       24,556,794        -            124,397
                                ----------      ---------       ----------   --------         --------
                                $3,174,279      $ 171,192      $27,749,991   $ 27,112         $247,825
                                ==========      =========      ===========   ========         ========
                                                Income                        Capital      Depreciation &
Three Months Ended 2/29/96      Revenues      Before Taxes      Assets      Expenditures    Amortization
--------------------------      --------     --------------    --------     ------------   --------------
Computer Software Training      $2,359,404       $295,792      $ 2,858,056   $121,363        $  98,921
Management Training                466,384        225,921          225,112        -                289
Vocational Training                403,348         99,942       20,032,383        -            122,667
                                ----------     ----------      -----------   --------        ---------
                                $3,229,136       $621,655      $23,115,551   $121,363         $221,877
                                ==========     ==========      ===========   ========        =========

3.  Discontinued Operation

   On November 30, 1996 the Company sold Landscape Maintenance Services, Inc., which comprised its business maintenance services segment. The proceeds of the sale consisted of both cash and notes totalling $4,500,000. The note bears interest at 8% per annum and is secured by substantially all assets and business of the buyer.

   The results of operations has been reported as a discontinued operation and the financial statements for the quarter ended February 29, 1996 have been restated to reflect the discontinuation of the business maintenance services segment.

   The following is a summary of the results of operations of the Company's business maintenance services segment.

                                        Three Months ended
                                        February 28, 1996
                                        ------------------
                        Revenue                                   $ 3,123,475
                        Income from operations
                          (net of taxes of $207,000)                  353,455

   Cost and expenses for this discontinued segment include approximately $275,000 representing allocated costs from corporate for the three-months ended February 28, 1996.

FORM 10-Q
                            CANTERBURY CORPORATE SERVICES, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)

   The net assets of discontinued operation were as follows:

                                                      February 28, 1996
                                            Current Assets        $1,712,311
                                       Current liabilities        (1,019,418)
                        Property, plant and equipment, net           922,144
                                                Other, net           294,936
                                                                  ----------
                                                     Total        $1,909,973
                                                                  ==========

4.  Property and Equipment

   Property and equipment consists of the following:

                                                 February 28,               November 30,
                                                    1997                       1996
                                                 ------------               ------------
   Land, buildings and improvements            $   725,910                 $  725,910
   Equipment                                     3,288,231                  3,262,009
   Furniture and fixtures                        1,185,631                  1,184,741
   Leased property under capital
     leases and leasehold
     improvements                                  884,756                    884,756
                                               -----------                 ----------
                                                 6,084,528                  6,057,416
   Less: accumulated depreciation
     and amortization                           (3,452,866)                (3,304,986)
                                               -----------                 ----------
Net property and equipment                     $ 2,631,662                 $2,752,430
                                               ===========                 ==========
5. Long-Term Debt
                                                February 28,               November 30,
                                                   1997                        1996
                                               -------------               ------------
   Long-term obligations consist of:
     Term loan                                   3,631,250                  3,631,250
     Revolving credit line                       2,774,620                  2,774,620
   Capital lease obligations                       466,154                    543,638
                                               -----------                 ----------
                                                 6,872,024                  6,949,508
   Less:  Current maturities                    (2,159,118)                (2,230,715)
                                               -----------                 ----------
                                               $ 4,712,906                 $4,718,793
                                               ===========                 ==========

   During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. The Company is in the process of replacing Chase as its primary

FORM 10-Q

                         CANTERBURY CORPORATE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

lender and is confident that this refinancing should be completed before December, 1997. Based on this assumption, the Company is continuing to classify a significant portion of the bank debt as long term. The projected maturities of the debt beyond December, 1997 cannot be readily determined at this time.

     The Company agreed to make principal payments against the term loan throughout 1997. The first payment of $919,000 will be made in April, 1997; $518,750 is to be paid in June and $518,750 is to be paid during September, 1997. The revolving credit facility will remain at $2,774,600 until December 31, 1997, with no additional borrowings or repayments scheduled during Fiscal 1997. The capital leases will be paid as usual on a monthly basis, with any remaining balance due on December 31, 1997.

       Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at February 28, 1997 was 5.44%. As of February 28, 1997, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

     The long-term debt is secured by substantially all of the assets of the Company.

     Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $6,405,870, $0, $0, $0 and $0 respectively.

   The carrying value of the long-term debt approximates its fair value.


6. Capital Leases

   Capital lease obligations are certain equipment leases which expire in October, 1998. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, as of May 1, 1995 and October 1, 1996 are as follows:


Year ending November 30, 1997                    $186,753
Year ending November 30, 1998                     178,929
Year ending November 30, 1999                     119,384
Year ending November 30, 2000                      13,183
                                                 --------
Total minimum lease payments                      498,249
Less amount representing interest                 (32,095)
                                                 --------
Present value of long-term obligations
  under capital leases                           $466,154
                                                 ========

FORM 10-Q
                         CANTERBURY CORPORATE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)

Item 2. Management's Discussion of Financial Condition and Results of
        Operations

Liquidity and Capital Resources

   Working capital at February 28, 1997 was $2,726,000 During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997.

   Management believes that positive cash flow contributions from the Company's operating segments will be sufficient to cover cash flow requirements for Fiscal 1997. There was no material commitment for capital expenditures as of February 28, 1997. Inflation was not a significant factor in the Company's financial statements.

   Cash flow from continuing operations for the three months ended February 28, 1997 was $117,000, a decrease of $234,000 over the previous year. This reduction was attributed to lower net income in 1997.

   In February, 1997, the Company raised $434,782, net of applicable costs, through a Regulation D Private Placement of its common stock to one accredited investor at a price of $1.00 per share. This equity was used for general working capital purposes.

Results of Operations

   Revenues

   Revenues for the three months ended February 28, 1997 decreased by $55,000 (2%) to $3,174,000 from the same period last year. This decrease was attributable to reductions in both the management training and vocation training segments.

   Costs and Expenses

   Costs and expenses for the three months ended February 28, 1997 increased $49,000 (12%) over the comparable three-month period in Fiscal 1996. The increase was due to higher costs associated with increased revenue from the computer software training segment.

   General and administrative costs increased by $110,000 (13%) in Fiscal 1997 versus Fiscal 1996. The increase was due to increased personnel costs, as well as non-recurring professional fees expended in the process of settling various legal actions. The Company anticipates significant further legal fees to be expended pursuant to various non-recurring legal matters.

   Interest income increased by $86,000 (116%) in Fiscal 1997 versus Fiscal 1996 due to note receivable interest income generated by the sale of the discontinued operation (business maintenance services).

   Interest expense deceased by $75,000 in Fiscal 1997 over the same period in Fiscal 1996 due to a reduction in principal balances of the Company's term loan and revolving credit facility.

FORM 10-Q

                          CANTERBURY CORPORATE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (continued)


                             PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        See Footnote 5 to the Financial Statements.

Item 2  Changes in Securities

        None

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)     Exhibits:  None

        Reports on Form 8-K:

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


                                CANTERBURY CORPORATE SERVICES, INC.
                                (Registrant)


                                By/s/ Stanton M. Pikus
                                ------------------------
                                Stanton M. Pikus
                                President
                                (Chief Executive Officer and
                                duly authorized signer)


                                By/s/ Kevin J. McAndrew
                                -------------------------
                                Kevin J. McAndrew, C.P.A.
                                Chief Operating Officer, Executive Vice
                                President
                                (Chief Financial Officer and
                                duly authorized signer)



April 15, 1997