Form 10-K/A
period 1996-11-30
CANTERBURY CORPORATE SERVICES INC
filed 1997-04-29
CIK 794927

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K/A

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.     X
                                                                  ---
Revenues for the most recent fiscal year were $14,082,608.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 21, 1997 was $19,002,693.

The number of shares outstanding of the issuer's class of common equity, as of February 21, 1997 was 15,488,791.

Documents Incorporated by Reference - Various exhibits from the Company's Form S-3 Registration Statement, SEC. File No. 33-77066 filed March 30, 1994 and such other documents contained in Item 14.

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
Jean Z. Pikus          $  500,000          Company

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

     (A) The following are filed as a part of this Form 10-K on the pages indicated.

(a)(i)  Financial Statments

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

(a)(ii)  Consolidated Schedules

Schedule II, Valuation and Qualifying Accounts                  F-18

(a)(iii)  Exhibits

                                                         SEQUENTIAL
NUMBER          DESCRIPTION                             PAGE NUMBER
------          -----------                             -----------
3(a)            Articles of Incorporation of Canterbury
                Press, Inc.                                  *
3(b)            By-Laws of the Registrant                    *
3(c)            Certificate of Amendment to Articles of
                Incorporation changing the name to
                Canterbury Educational Services, Inc.        *
3(d)            Certificate of Amendment to Articles of
                Incorporation changing the name to
                Canterbury Corporate Services, Inc.          *
10(a)           Agreement Concerning the Exchange of Stock
                between Canterbury Educational Services, Inc.
                and Mehmet D. Okumus, Sole Shareholder of
                Star Label Products, Inc.                    **
10(b)           Agreement Concerning the Exchange of Stock
                Between Canterbury Educational Systems, Inc.
                and the Shareholders of Landscape Maintenance
                Services, Inc., Landscape Maintenance Services,
                Inc. and Managed Maintenance, Inc.           ***
10(c)           Asset Purchase Agreement Between Okumus
                Enterprises, Ltd. and Star Label Products,
                Inc.                                         ****
10(d)           Purchase Agreement and Management Agreement
                between Canterbury Corporate Services, Inc.
                and Landscape Companies, Inc.                *****
21              Subsidiaries of Registrant                   17
22              Annual Report and Proxy Statement for
                1995 Annual Shareholder's Meeting            ******
27              Financial Data Schedule                      19

* Incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994.
**      Incorporated by reference from Form 8-K dated October 26, 1992.
***     Incorporated by reference from Form 8-K dated November 30, 1993.
****    Incorporated by reference from Form 8-K dated November 30, 1995.
*****   Incorporated by reference from Form 8-K dated November 30, 1996.
****** Incorporated by reference from the Annual Report and Definitive Proxy Materials for the 1995 Annual Shareholder's Meeting for fiscal year ended November 30, 1995 filed with the SEC on August 19, 1996.

(b)  Reports on Form 8-K

     Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

     i. Notification of settling Canterbury Corporate Services, Inc. lawsuit against Edward and Ann Koenig, the previous owners of its Landscape Maintenance Services, Inc. subsidiary, dated November 21, 1996.

     ii. Purchase Agreement and Management Agreement between Canterbury Corporate Services, Inc. and Landscape Companies, Inc. dated November 30, 1996.

     iii. Notification of filing an Order to Show Cause, Verified Complaint and Affidavit of Stanton M. Pikus, President of Canterbury Corporate Services, Inc. against The Chase Manhattan Bank for breach of the Term Loan and Revolving Loan Agreements, dated January 6, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Corporate Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CANTERBURY CORPORATE SERVICES, INC.

Dated:   3/29/97        By /s/ Stanton M. Pikus
                           ---------------------
                           Stanton M. Pikus, President; Chief Executive
                           Officer

Dated:   3/29/97        By /s/ Kevin J. McAndrew
                           ----------------------
                           Kevin J. McAndrew, Chief Operating Officer,
                           Executive Vice President, Chief Financial
                           Officer, Treasurer, Director

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, this report has been signed on behalf of Canterbury
Corporate Services, Inc. and in the capacities and on the dates indicated.

Dated:   3/29/97        By /s/ Stanton M. Pikus
                           ----------------------
                           Stanton M. Pikus, President; Director; Chairman of
                           the Board of Directors

Dated:   3/29/97        By /s/ Kevin J. McAndrew
                           ----------------------
                           Kevin J. McAndrew, Chief Operating Officer;
                           Executive Vice President;
                           Chief Financial Officer; Director

Dated:   3/29/97        By /s/ Alan Manin
                           ----------------------
                           Alan Manin, Vice President - Marketing; Director

Dated:   3/29/97        By /s/ Jean Zwerlein Pikus
                           ----------------------
                           Jean Zwerlein Pikus, Vice President - Operations,
                           Secretary; Director

Dated:   3/29/97        By /s/ Stephen M. Vineberg
                           -----------------------
                           Stephen M. Vineberg, Director

Dated:   3/29/97        By /s/ Paul L. Shapiro
                           ------------------------
                           Paul L. Shapiro, Director

Dated:   3/29/97        By /s/ Frank A. Cappiello
                           ------------------------
                           Frank A. Cappiello, Director

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