Form 10-K/A
period 1996-11-30
CANTERBURY CORPORATE SERVICES INC
filed 1997-05-01
CIK 794927

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

     The following table sets forth the locations of the computer training, management training and vocational training, including the square footage.

     Location                                Square Footage
     --------                                --------------
     Nevada Training Corp. (NTC)
     2215 C. Renaissance Drive
     Las Vegas, Nevada  89119                3,500

     American Trucking Academy (ATA)
     Turnersville Campus
     Plaza Office Center, Unit 3
     865 Black Horse Pike
     Turnersville, New Jersey  08012         1,500 (plus 4-acre track)

     Prosoft/Canterbury Corp.
     8508 Park Road, #192
     Charlotte, North Carolina 28219         2,300

     MSI/Canterbury
     100 Hanover Avenue, P.O. Box 1477
     Morristown, New Jersey  07962           1,000

     CALC/Canterbury
     100 Hanover Avenue, P.O. Box 1477
     Morristown, New Jersey  07962          17,200

     CALC/Canterbury
     780 Third Avenue, Concourse Level One
     New York, New York  10017               4,200

     CALC/Canterbury
     1285 Avenue of the Americas at 51st Street
     New York, New York  10019               5,500

     Location                                Square Footage
     --------                                --------------

     CALC/Canterbury
     Woodbridge Place
     Gill Lane at Route 1
     Iselin, New Jersey  08830               6,000

     Location                                Square Footage
     --------                                --------------
     CALC/Canterbury
     Park 80 West Plaza
     Saddlebrook, New Jersey  07663          5,926

     CALC/Canterbury
     55 Broadway
     New York, New York  10006              7,000

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

(a)(ii)  Consolidated Schedules

Schedule II, Valuation and Qualifying Accounts                  F-18

(a)(iii)  Exhibits

                                                         SEQUENTIAL
NUMBER          DESCRIPTION                             PAGE NUMBER
------          -----------                             -----------
3(a)            Articles of Incorporation of Canterbury
                Press, Inc.                                  *
3(b)            By-Laws of the Registrant                    *
3(c)            Certificate of Amendment to Articles of
                Incorporation changing the name to
                Canterbury Educational Services, Inc.        *
3(d)            Certificate of Amendment to Articles of
                Incorporation changing the name to
                Canterbury Corporate Services, Inc.          *
10(a)           Agreement Concerning the Exchange of Stock
                between Canterbury Educational Services, Inc.
                and Mehmet D. Okumus, Sole Shareholder of
                Star Label Products, Inc.                    **
10(b)           Agreement Concerning the Exchange of Stock
                Between Canterbury Educational Systems, Inc.
                and the Shareholders of Landscape Maintenance
                Services, Inc., Landscape Maintenance Systems,
                Inc. and Managed Maintenance, Inc.           ***
10(c)           Asset Purchase Agreement between CALC Training
                Corp., a wholly owned Subsidiary of Canterbury
                Corporate Services, Inc., and Computer
                Applications Learning Center, Inc.           ****
10(c)           Asset Purchase Agreement Between Okumus
                Enterprises, Ltd. and Star Label Products,
                Inc.                                         *****
10(d)           Purchase Agreement and Management Agreement
                between Canterbury Corporate Services, Inc.
                and Landscape Companies, Inc.                ******
21              Subsidiaries of Registrant                   17
22              Annual Report and Proxy Statement for
                1995 Annual Shareholders Meeting             *******
27              Financial Data Schedule                      18

* Incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994.
**      Incorporated by reference from Form 8-K dated October 26, 1992.
***     Incorporated by reference from Form 8-K dated November 30, 1993.
****    Incorporated by reference from Form 8-K dated June 23, 1994.
*****   Incorporated by reference from Form 8-K dated November 30, 1995.
****** Incorporated by reference from Form 8-K dated November 30, 1996. ******* Incorporated by reference from the Annual Report and Definitive Proxy
        Materials for the 1995 Annual Shareholder's Meeting for fiscal year ended November 30, 1995 filed with the SEC on August 19, 1996.

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

                      CANTERBURY CORPORATE SERVICES, INC.

Dated:   5/1/97         By /s/ Stanton M. Pikus
                           ---------------------
                           Stanton M. Pikus, President; Chief Executive
                           Officer

Dated:   5/1/97         By /s/ Kevin J. McAndrew
                           ----------------------
                           Kevin J. McAndrew, Chief Operating Officer,
                           Executive Vice President, Chief Financial
                           Officer, Treasurer, Director

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, this report has been signed on behalf of Canterbury
Corporate Services, Inc. and in the capacities and on the dates indicated.

Dated:   5/1/97         By /s/ Stanton M. Pikus
                           ----------------------
                           Stanton M. Pikus, President; Director; Chairman of
                           the Board of Directors

Dated:   5/1/97         By /s/ Kevin J. McAndrew
                           ----------------------
                           Kevin J. McAndrew, Chief Operating Officer;
                           Executive Vice President;
                           Chief Financial Officer; Director

Dated:   5/1/97         By /s/ Alan Manin
                           ----------------------
                           Alan Manin, Vice President - Marketing; Director

Dated:   5/1/97         By /s/ Jean Zwerlein Pikus
                           ----------------------
                           Jean Zwerlein Pikus, Vice President - Operations,
                           Secretary; Director

Dated:   5/1/97         By /s/ Stephen M. Vineberg
                           -----------------------
                           Stephen M. Vineberg, Director

Dated:   5/1/97         By /s/ Paul L. Shapiro
                           ------------------------
                           Paul L. Shapiro, Director

Dated:   5/1/97         By /s/ Frank A. Cappiello
                           ------------------------
                           Frank A. Cappiello, Director

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

                CANTERBURY CORPORATE SERVICES, INC. -- 10K 1996
                                 Schedule II
                      Valuation and Qualifying Accounts
                   Years Ended November 1996, 1995 and 1994

                                      Additions
                              -------------------------
              Balance at      Charged to      Charged                Balance at
              Beginning       Costs &         to Other                 End of
Description   of Period       Expenses        Accounts   Deductions    Period
--------------------------------------------------------------------------------------
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