Form 10-Q
period 1997-05-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1997-07-15
CIK 794927

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended:                                     Commission File Number:
May 31, 1997                                                           0-15588



                     CANTERBURY INFORMATION TECHNOLOGY, INC.
                   FORMERLY CANTERBURY CORPORATE SERVICES, INC.
              (Exact name of registrant as specified in its charter)



Pennsylvania                                                        23-2170505
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

     X     Yes                                                      No
   _____                                                      _____

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 16,201,469 shares.

FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    CANTERBURY INFORMATION TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEET


ASSETS
                                             May 31,
                                              1997              November 30,
                                           (Unaudited)              1996

Current Assets:
  Cash                                     $   453,444       $   440,178
    Accounts receivable net of
   allowance for doubtful accounts
   of $1,839,000 and $1,685,000              3,574,083         3,142,024
  Notes receivable                             864,001           978,582
  Prepaid expenses and
   other assets                                860,742           641,645
  Deferred income tax benefit                1,228,000         1,228,000
                                           ___________       ___________
Total Current Assets                         6,980,270         6,430,429


  Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $3,664,000 and $3,305,000              2,654,376         2,752,430
  Goodwill net of accumulated amortization
   of $1,378,000 and $1,178,000              9,049,124         8,914,086
  Notes receivable                           8,713,562         9,092,943
  Other assets                                 309,817           275,131
                                           ___________       ___________
   Total Assets                            $27,707,149       $27,465,019
                                           ===========       ===========


                           See Accompanying Notes

FORM 10-Q

                      CANTERBURY INFORMATION TECHNOLOGY, INC.
                            CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY

                                              May 31,
                                               1997          November 30,
                                            (Unaudited)          1996

Current Liabilities:
  Accounts payable - Trade                $    165,323        $    230,000
  Accrued expenses                             332,955             374,859
  Income taxes payable                         490,855             424,845
  Unearned tuition income                    1,048,732           1,198,991
  Current portion, long-term
   debt                                      2,295,857           2,230,715
                                           ___________         ___________
Total Current Liabilities                    4,333,722           4,459,410

  Long-term debt                             3,749,938           4,718,793

  Deferred income tax liability              1,728,000           2,028,000


Shareholders' Equity:
  Common stock, $.001 par value,
   50,000,000 shares authorized;
   16,201,000 and 15,054,000
   issued outstanding                           16,201              15,054

Additional paid in capital                  15,938,011          14,840,642

  Retained earnings                          2,266,312           1,728,155
  Treasury stock                             (325,035)           (325,035)
                                           ___________          __________
   Total Shareholders' Equity               17,895,489          16,258,816
                                           ___________          __________
   Total Liabilities and
   Shareholders' Equity                   $ 27,707,149        $ 27,465,019
                                          ============        ============

                           See Accompanying Notes

FORM 10-Q

                   CANTERBURY INFORMATION TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and six-month periods ended May 31, 1997, and May 31, 1996, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                               Three months ended          Six months ended
                                     May 31,                     May 31,
                                   (Unaudited)                 (Unaudited)
                                1997         1996         1997         1996

Net revenues                  $4,188,853  $4,378,813   $7,363,132  $7,607,949
Costs and expenses             1,826,953   2,068,134    3,373,089   3,241,303
                              __________  __________   __________  __________
Gross profit                   2,361,900   2,310,679    3,990,043   4,366,646

Selling                          495,834     558,049      965,316     978,186
General and
 administrative                1,113,523   1,272,210    2,052,004   2,100,600
Provision for
 doubtful accounts                76,738     100,526      154,568     176,312
                              __________  __________   __________  __________
Total operating expenses       1,686,095   1,930,785    3,171,888   3,255,098

Other (income)/expenses
 Interest income                (147,488)    (65,593)    (308,096)   (139,637)
 Interest expense                127,339     171,748      248,521     367,973
 Other                               (11)     (3,112)       10,573    (15,294)
                              __________  __________   __________  __________

Income before provision for
 income taxes and
 discontinue operation           695,965     276,851      867,157     898,506

Provision for income taxes       264,000     117,000      329,000     349,000
Income from continuing        __________  __________   __________  __________
 operations                      431,965     159,851      538,157     549,506

Discontinued operation
 Income from discontinued
 operation net of income
 taxes of $18,000 and $235,000      -         24,969         -        368,424
                              __________  __________   __________  __________
Net income                    $  431,965   $ 184,820   $  538,157  $  917,930
                              ==========  ==========   ==========  ==========
Net income per common
 share and common share
 equivalents:
 Primary:
   Income from continuing
     operations               $     .03    $     .01   $     .04    $     .04
   Discontinued operation            -          -            -            .03
                              _________    _________   _________    _________
   Net income per share       $     .03    $     .01   $     .04    $     .07
                              =========    =========   =========    =========
Common and common
 share equivalents
 (weighted average):
 Primary                     15,931,000   14,360,600  15,606,000   13,944,100


                             See Accompanying Notes

FORM 10-Q

                     CANTERBURY INFORMATION TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

                                             May 31,              May 31,
                                              1997                  1996
Cash flows from operating activities:
   Cash received from
    customers                              $ 6,626,246          $ 6,357,316
   Cash paid to suppliers and
    employees                               (6,442,766)          (6,138,936)
   Interest received                           308,096              139,637
   Interest paid                              (248,521)            (367,973)
                                           ___________          ___________
   Net cash provided by
    operating activities                         $   243,055          $(9,956)

Cash flows from investing activities:
   Capital expenditures                       (261,331)            (273,579)
   Collection on notes receivable              497,221              422,179
                                           ___________          ___________
    Net cash provided by/(used in)
      investing activities                           235,890           148,600

Cash flows from financing activities:
   Principal payments on long-term debt        (98,436)            (313,645)
   Proceeds from revolving credit facility     -                    100,000
   Repayment of revolving
    credit facility                            -                   (389,000)
   Proceeds from long-term debt                113,473              337,643
   Proceeds from exercise of stock
    options and warrants                       -                     11,150
Proceeds from issuance of common stock, net    438,034            1,163,786
Repayment on term loan                        (918,750)          (1,037,500)
   Payment of dividends on
    preferred stock                            -                     (7,376)
   Purchase of treasury stock                  -                    (13,000)
                                           ___________          ___________
    Net cash used in
      financing activities                          (465,679)         (147,942)
    Net cash used in
      discontinued operation                           -              (632,482)

   Net increase/(decrease) in cash                    13,266          (641,780)

    Cash at beginning of period                      440,178         1,471,702
                                                ------------       -----------

    Cash at end of period                       $    453,444       $   829,922
                                                ============       ===========

                             See Accompanying Notes

FORM 10-Q

                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996


                                            May 31,           May 31,
                                             1997              1996

Reconciliation of income from continuing operations to net cash provided by operating activities:

Income from continuing operations                 $  538,157        $  549,506
Adjustments to reconcile to net cash
    provided by operating activities:
   Depreciation and amortization               559,275             $490,078
   Provision for doubtful accounts             154,568              176,312
   Deferred income tax benefit                (300,000)            (460,792)

Change in operating assets
   and liabilities:
Increase in accounts receivable               (358,792)            (713,753)
Increase in prepaid expenses                  (161,675)            (185,166)
Increase in other assets                       (34,686)            (143,805)
Increase/(decrease) in accounts payable        (32,519)              17,127
Decrease in accrued expenses                   (37,024)             (37,173)
Increase/(decrease) in unearned tuition
income                                        (150,259)              80,710
Increase in income taxes payable                66,010              217,000
                                           ___________           __________
    Total adjustments                              (295,102)         (559,462)
                                                 ___________        __________

Net cash provided by/(used in)
   operating activities                           $  243,055       $   (9,956)
                                                 ===========      ============

                             See Accompanying Notes

FORM 10-Q

                     CANTERBURY INFORMATION TECHNOLOGY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at May 31, 1997, and revenues and expenses for the six months ended May 31, 1997. The ultimate outcome and actual results could differ from the estimates and assumptions used.

   Revenue Recognition

The Company's computer software training segment records revenue at the time an individual attends the training class.

The Company's software development segment records revenue at the time of shipment of product to its clients.

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

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.

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

2.   Acquisition

On May 5, 1997, the Company acquired the business of ATM Technologies, Inc. of Houston, Texas for $500,000 of Canterbury restricted common stock and the opportunity to earn an additional $840,000 in Canterbury restricted common stock after the first year based on achievement of certain pretax earnings levels. Based on the market price of Canterbury stock as of the purchase date, 457,143 shares were issued to the previous owners of ATM. The results of operations are insignificant and do not materially change actual historical reported results for the six months ended May 31, 1996. Based on this fact, no pro forma information is presented for that period.

3.   Segment Reporting

The Company is organized into four operating segments: computer software training, management training, software development and vocational training.

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

The software development segment specializes in the development, marketing and distribution of document imaging and tracking software.

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

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Selected financial information for each segment, which includes an allocation of corporate expenses, is as follows:


Six Months                     Income              Capital      Depreciation &
Ended 5/31/97      Revenues  Before Taxes  Assets  Expenditures  Amortization

Computer Software
Training          $5,694,388  $ 468,616  $ 3,147,963  $261,331     $243,944
Software
Development          183,559     30,277      208,106     -              359
Management
Training             781,984    278,454      291,110     -              241
Vocational
Training/Corporate   703,201     89,810   24,059,970     -          314,731
                  __________  _________  ___________  ________     ________
                  $7,363,132  $ 867,157  $27,707,149  $261,331     $559,275
                  ==========  =========  ===========  ========     ========

Six Months                     Income              Capital      Depreciation &
Ended 5/31/96      Revenues  Before Taxes  Assets  Expenditures  Amortization

Computer Software
Training          $5,782,715  $551,025   $ 2,925,020  $273,579     $ 215,238
Software
Development           -          -            -          -              -
Management
Training             798,399   349,953       287,851     -               577
Vocational
Training/Corporate 1,026,835   (2,472)    20,434,998     -           274,263
                  __________  ________   ___________  ________     _________
                  $7,607,949  $898,506   $23,647,869  $273,579      $490,078
                  ==========  ========   ===========  ========      ========

4. Discontinued Operation

On November 30, 1996 the Company sold Landscape Maintenance Services, Inc., which comprised its business maintenance services segment. The proceeds of the sale consisted of both cash and notes totalling $4,500,000. The note bears interest at 8% per annum and is secured by substantially all assets and business of the buyer.

The results of operations has been reported as a discontinued operation and the financial statements for the quarter ended May 31, 1996 have been restated to reflect the discontinuation of the business maintenance services segment.

The following is a summary of the results of operations of the Company's business maintenance services segment.

                               Six Months ended
                                 May 31, 1996

              Revenue                           $ 6,565,360
              Income from operations
              (net of taxes of $235,000)            368,424


Cost and expenses for this discontinued segment include approximately $530,000 representing allocated costs from corporate for the six months ended May 31, 1996.

FORM 10-Q

                     CANTERBURY INFORMATION TECHNOLOGY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The net assets of discontinued operation were as follows:

                                  May 31, 1996

           Current Assets                          $ 2,480,316
           Current liabilities                      (1,638,841)
           Property, plant and equipment, net          800,452
           Other, net                                 (167,099)
                                                   ___________
           Total                                   $ 1,474,828
                                                   ===========

5.  Property and Equipment

Property and equipment consists of the following:

                                             May 31,             November 30,
                                               1997                 1996

   Land, buildings and improvements       $   725,910           $   725,910
   Equipment                                3,811,128             3,262,009
   Furniture and fixtures                   1,188,229             1,184,741
   Leased property under capital
     leases and leasehold
     improvements                             593,480               884,756
                                          ___________           ___________
                                            6,318,747             6,057,416

   Less: accumulated depreciation
     and amortization                      (3,664,371)           (3,304,986)
                                          ___________           ___________
   Net property and equipment             $ 2,654,376           $ 2,752,430
                                          ===========           ===========

6. Long-Term Debt
                                             May 31,             November 30,
                                               1997                 1996
   Long-term obligations consist of:
     Term loan                            $ 2,712,500           $ 3,631,250
     Revolving credit line                  2,774,620             2,774,620
   Capital lease obligations                  558,675               543,638
                                          ___________           ___________
                                            6,045,795             6,949,508
   Less:  Current maturities               (2,295,857)           (2,230,715)
                                          ___________           ___________
                                          $ 3,749,938           $ 4,718,793
                                          ===========           ===========

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

FORM 10-Q
                  CANTERBURY INFORMATION TECHNOLOGY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997. Based on this assumption, the Company is continuing to classify a significant portion of the bank debt as long term. The projected maturities of the debt beyond December, 1997 cannot be readily determined at this time.

The Company agreed to make principal payments against the term loan throughout 1997. The first payment of $919,000 was made in April, 1997; $518,750 was paid in June and $518,750 is to be paid during September, 1997. The revolving credit facility will remain at $2,774,600 until December 31, 1997, with no additional borrowings or repayments scheduled during Fiscal 1997. The capital leases will be paid as usual on a monthly basis, with any remaining balance due on December 31, 1997.

Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at May 31, 1997 was 5.69%. As of May 31, 1997, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

The long-term debt is secured by substantially all of the assets of the Company.

Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $5,487,120, $0, $0, $0 and $0 respectively.

The carrying value of the long-term debt approximates its fair value.

7. Capital Leases

Capital lease obligations are certain equipment leases which expire from October, 1998 to June, 2001. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, are as follows:

Year ending November 30, 1997                  $160,750
Year ending November 30, 1998                   244,236
Year ending November 30, 1999                   190,864
Year ending November 30, 2000                    28,248
Year ending November 30, 2001                     8,525
                                               ________
Total minimum lease payments                    632,623
Less amount representing interest               (73,948)
                                               ________
Present value of long-term obligations
under capital leases                           $558,675
                                               ========

FORM 10-Q
                   CANTERBURY INFORMATION TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

Item 2.   Management's Discussion of Financial Condition and
          Results of Operations

Liquidity and Capital Resources

Working capital at May 31, 1997 was $2,646,000. During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997.

Management believes that positive cash flow contributions from the Company's operating segments will be sufficient to cover cash flow requirements for Fiscal 1997. There was no material commitment for capital expenditures as of May 31, 1997. Inflation was not a significant factor in the Company's financial statements.

Cash flow from continuing operations for the six months ended May 31, 1997 was $243,000, an increase of $253,000 over the previous year. This increase was attributed to higher interest income and lower interest expense.

In February, 1997, the Company raised $434,782, net of applicable costs, through a Regulation D Private Placement of its common stock to one accredited investor at a price of $1.00 per share. This equity was used for general working capital purposes.

Results of Operations

   Revenues

Revenues for the three months ended May 31, 1997 decreased by $189,000 (4%) to $4,189,000 from the same period last year. For the six months ended May 31, 1997, revenues decreased by $235,000 (3%). These decreases were attributable to reduction in the vocation training segment.

   Costs and Expenses

Costs and expenses for the three months ended May 31, 1997 decreased by $241,000 (12%) over the same three-month period in 1996. This reduction was the result of lower delivered revenues in the vocational training segment, as well as overall cost reductions in the other operating segments. For the six month period ending May 31, 1997, costs and expenses increased by $132,000 (4%), due to higher expenses in the first quarter of the year associated with the computer training segment in the form of additional facilities and personnel costs.

Selling expense for the three-month period ended May 31, 1997 decreased by $62,000 (11%) over the previous year due to lower commissions paid on lower revenues as well as a reduction in total sales force and territorial realignment for the computer training segment.

FORM 10-Q

                   CANTERBURY INFORMATION TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


General and administrative costs also decreased for the three-month period ended May 31, 1997 versus the same three months in 1996. The reduction of $159,000 (12%) was related to reduced personnel related costs was the main reason for the decrease during the quarter.

Interest income for the quarter ended May 31, 1997 increased by $82,000 (126%) over the same period in 1996. This increase is due to the note receivable income generated by the sale of the discontinued operation (business maintenance services).

Interest expense deceased by $45,000 (26%) for the quarter ended May 31, 1997, and $120,000 (34%) for the six months ended May 31, 1997 versus the comparable periods in Fiscal 1996 due to a reduction in the principal balance of the Company's term loan. As of the date of this report the term loan balance has been reduced by over $6,100,000 since its inception in June, 1994.

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings
           See Footnote 6 to the Financial Statements

Item 2     Changes in Securities
           None

Item 3     Defaults Upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Security Holders
           None

As a subsequent event, the Company held its Annual Meeting of Stockholders on June 12, 1997, wherein the shareholders voted for the following Directors:
Stanton M. Pikus, Kevin J. McAndrew, Jean Z. Pikus, Alan Manin, Stephen Vineberg, Paul Shapiro and Frank A. Cappiello by at least 96.88% of the vote. The shareholders also ratified Ernst & Young, LLP as the Company's Indpendent Public Auditors (98.78%). 98.78% of the shareholders voted to approve the name change of the Company to Canterbury Information Technology, Inc. by amending its Certificate of Incorporation.

Item 5     Other Information

As a subsequent event, in June, 1997, the Company raised $431,000, net of applicable costs through the Private Placement of Class D, non-trading Convertible Preferred Stock to two accredited investors at a price of $1.00 per share of Convertible Preferred Stock. The Convertible Preferred Stock converts into common stock, par value $.001 per share of the Company at a 20% discount to the Market Price at a rate of 1/3 of the Preferred Stock five days following the effective date of a registration statement for the common shares (to be filed within 60 days after the Private Placement is complete), 1/3 thirty days after the first conversion date and the remaining 1/3 thirty days after the second conversion date. The equity raised in this Private Placement was used for general working capital purposes.

Item 6     Exhibits and Reports on Form 8-K
           (a)  Exhibits:  None
           Reports on Form 8-K:

           None.

As a subsequent event, a Form 8-K was filed on June 20, 1997 to report the Amendment to the Certificate of Incorporation to change the Company's name to Canterbury Information Technology, Inc.

FORM 10-Q

                  CANTERBURY INFORMATION TECHNOLOGY, INC.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANTERBURY INFORMATION TECHNOLOGY, INC.
                                (Registrant)


                                By:/s/ Stanton M. Pikus
                                   _____________________________________
                                   Stanton M. Pikus
                                   President
                                   (Chief Executive Officer and duly
                                   authorized signer)


                                By:/s/ Kevin J. McAndrew
                                   _____________________________________
                                   Kevin J. McAndrew, C.P.A.
                                   Chief Operating Officer, Executive Vice
                                   President
                                   (Chief Financial Officer and duly
                                   authorized signer)





July 15, 1997