Form 10-Q
period 1997-08-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1997-10-15
CIK 794927

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended:                           Commission File Number:
August 31, 1997                                        0-15588


             CANTERBURY INFORMATION TECHNOLOGY, INC.
          FORMERLY CANTERBURY CORPORATE SERVICES, INC.
      (Exact name of registrant as specified in its charter)


      Pennsylvania                                  23-2170505
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

         X     Yes                                         No
      --------                                    --------

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 16,251,469 shares.

FORM 10-Q

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


             CANTERBURY INFORMATION TECHNOLOGY, INC.

                    CONSOLIDATED BALANCE SHEET


ASSETS
------
                                        August 31,
                                          1997          November 30,
                                       (Unaudited)         1996
                                       -----------      ------------
Current Assets:
  Cash                                  $ 1,077,971     $   440,178
    Accounts receivable net of
      allowance for doubtful accounts
      of $1,892,000 and $1,685,000        3,871,295       3,142,024
  Notes receivable                          869,753         978,582
  Prepaid expenses and
    other assets                            895,386         641,645
  Deferred income tax benefit             1,228,000       1,228,000
                                        -----------     -----------
    Total Current Assets                  7,942,405       6,430,429


  Property and equipment
    at cost, net of accumulated
    depreciation and amortization
    of $3,818,000 and $3,305,000          2,619,195       2,752,430
  Goodwill net of accumulated amortization
    of $1,483,000 and $1,178,000          8,943,596       8,914,086
  Notes receivable                        8,447,706       9,092,943
  Other assets                              349,660         275,131
                                        -----------     -----------
    Total Assets                        $28,302,562     $27,465,019
                                        ===========     ===========


                     See Accompanying Notes

FORM 10-Q

              CANTERBURY INFORMATION TECHNOLOGY, INC.
                   CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                         August 31,     November 30,
                                           1997            1996
                                        (Unaudited)
                                        -----------     ------------
Current Liabilities:
  Accounts payable - Trade              $    178,511   $    230,000
  Accrued expenses                           306,033        374,859
  Income taxes payable                       586,550        424,845
  Unearned tuition income                  1,252,883      1,198,991
  Current portion, long-term
    debt                                   2,157,883      2,230,715
                                        ------------    -----------

    Total Current Liabilities              4,481,860      4,459,410

  Long-term debt                           3,039,805      4,718,793

  Deferred income tax liability            1,628,000      2,028,000


Shareholders' Equity:
  Class D, 8%, convertible preferred
    stock, no par value, authorized
    1,000,000 shares, 1,000,000
    shares issued and outstanding            766,000         -

  Common stock, $.001 par value,
    50,000,000 shares authorized;
    16,251,000 and 15,054,000
    issued outstanding                        16,251         15,054

    Additional paid in capital            15,969,210     14,840,642

  Retained earnings                        2,757,236      1,728,155
  Treasury stock                            (355,800)      (325,035)
                                        ------------    -----------
    Total Shareholders' Equity            19,152,897     16,258,816
                                        ------------    -----------
    Total Liabilities and
      Shareholders' Equity              $ 28,302,562   $ 27,465,019
                                        ============    ===========

                      See Accompanying Notes

FORM 10-Q

               CANTERBURY INFORMATION TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and nine-month periods ended August 31, 1997, and August 31, 1996, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                    Three months ended         Nine months ended
                                         August 31,                 August 31,
                                     ------------------         -----------------
                                        (Unaudited)                 (Unaudited)
                                     1997         1996            1997        1996
                                     ----         ----            ----        ----
Net revenues                    $3,801,358     $3,700,764     $11,164,490    $11,308,713
Costs and expenses               1,624,826      1,621,444       4,997,915      4,862,747
                                ----------      ---------       ---------     ----------
Gross profit                     2,176,532      2,079,320       6,166,575      6,445,966
Selling                            491,532        607,768       1,456,848      1,585,954
General and
 administrative                  1,014,870        982,468       3,066,874      3,083,068
Provision for
 doubtful accounts                  52,631         54,248         207,199        230,560
                                ----------      ---------       ---------     ----------
Total operating expenses         1,559,033      1,644,484       4,730,921      4,899,582
Other (income)/expenses
 Interest income                  (183,999)       (92,467)       (492,095)      (232,104)
 Interest expense                   60,679        141,270         309,200        509,243
 Other                             (51,105)        (9,767)        (40,532)       (25,061)
                                ----------      ---------       ---------     ----------
Income before provision for
 income taxes and
 discontinue operation             791,924        395,800       1,659,081      1,294,306

Provision for income taxes         301,000        168,000         630,000        517,000
                                ----------      ---------       ---------     ----------
Income from continuing
 operations                        490,924        227,800       1,029,081        777,306
Discontinued operation
  Income from discontinued
  operation net of income
  taxes of $20,000 and $255,000       -            62,582           -            431,006
                                ----------      ---------       ---------     ----------
Net income                      $  490,924      $ 290,382      $1,029,081    $ 1,208,312
                                ==========      =========       =========     ==========
Net income per common
 share and common share
 equivalents:
 Primary:
   Income from continuing
     operations                 $      .03     $      .02       $     .07      $     .06
   Discontinued operation            -              -               -                .03
                                ----------      ---------       ---------       --------
   Net income per share         $      .03     $      .02       $     .07      $     .09
                                ==========      =========       =========       ========
Common and common
 share equivalents
 (weighted average):
 Primary                        16,396,100     14,947,000      15,678,000     14,277,700
                                ==========     ==========      ==========     ==========

                        See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

                                         August 31,          August 31,
                                           1997                1996
                                        -----------         -----------
                                        (unaudited)         (unaudited)
Cash flows from operating activities:
  Cash received from
    customers                           $10,281,912         $10,414,534
  Cash paid to suppliers and
    employees                            (9,653,781)        (10,133,505)
  Interest received                         492,095             232,104
  Interest paid                            (309,200)           (509,243)
                                        -----------          ----------
  Net cash provided by
    operating activities                        $   811,026            $ 3,890
Cash flows from investing activities:
  Capital expenditures                     (379,997)           (475,236)
  Collection on notes receivable            754,066             475,170
                                        -----------          ----------
    Net cash provided by/(used in)
      investing activities                          374,069                 (66)
Cash flows from financing activities:
  Principal payments on long-term debt     (335,369)           (377,783)
  Proceeds from revolving credit facility      -                425,000
  Repayment of revolving
    credit facility                            -               (389,000)
  Proceeds from long-term debt              219,533             422,145
  Proceeds from issuance of
    preferred stock, net                    766,000                 -
  Proceeds from exercise of stock
    options and warrants                      -                  11,150
  Proceeds from issuance of common
    stock, net                              438,034           1,683,691
  Repayment on term loan                ( 1,635,500)         (1,556,250)
  Payment of dividends on
    preferred stock                           -                  (7,376)
  Purchase of treasury stock                  -                 (13,000)
                                        -----------           ---------
    Net cash provided by/(used in)
      financing activities                         (547,302)            198,577
    Net cash used in
      discontinued operation                  -                (806,832)
  Net increase/(decrease) in cash           637,793            (604,431)
    Cash at beginning of period             440,178           1,471,702
                                       ------------         -----------
    Cash at end of period              $  1,077,971         $   867,271
                                       ============         ===========

                         See Accompanying Notes

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

                                              August 31,          August 31,
                                                 1997                1996
                                             (unaudited)          (unaudited)
                                             -----------          -----------
Reconciliation of income from continuing operations
to net cash provided by operating activities:

Income from continuing operations                       $1,029,081              $  777,306
Adjustments to reconcile to net cash
  provided by operating activities:
  Depreciation and amortization                 818,650                 724,635
  Provision for doubtful accounts               207,199                 230,560
  Deferred income tax benefit                  (400,000)               (506,479)

Change in operating assets
  and liabilities:
    Increase in accounts receivable            (708,635)               (919,540)
    (Increase)/decrease in prepaid expenses    (193,060)                137,943
    Increase in other assets                    (74,529)                (82,704)
    Increase/(decrease) in accounts payable     (19,331)                 25,806
    Decrease in accrued expenses                (63,946)               (300,784)
    Increase/(decrease) in unearned tuition
      income                                     53,892                (180,853)
    Increase in income taxes payable            161,705                  98,000
                                                -------                 -------
      Total adjustments                                   (218,055)               (773,416)
                                                        ----------              ----------
Net cash provided by
  operating activities                                  $  811,026              $    3,890
                                                        ==========              ==========

                           See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
---------------------------------------------
     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at August 31, 1997, and revenues and expenses for the nine months ended August 31, 1997. The ultimate outcome and actual results could differ from the estimates and assumptions used.

     Revenue Recognition
     -------------------
     The Company records revenue at the time the training is delivered or product is shipped to its clients. For training courses longer than one week in duration, the Company recognizes revenues ratably over the term of the courses.

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

FORM 10-Q
                CANTERBURY INFORMATION TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (continued)

     Earnings Per Share
     ------------------
     Earnings per share is computed using the weighted average common shares outstanding during the year and includes the dilutive effect of common stock equivalents (options and warrants). Fully diluted earnings per share is based on the assumed weighted average conversion of preferred stock. The assumed conversion of preferred stock did not have a dilutive effect on earnings per share and hence was not disclosed.

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

2.   Acquisition
----------------
     On May 5, 1997, the Company acquired the business of ATM Technologies, Inc. of Houston, Texas for $500,000 of Canterbury restricted common stock and the opportunity to earn an additional $840,000 in Canterbury restricted common stock after the first year based on achievement of certain pretax earnings levels. Based on the market price of Canterbury stock as of the purchase date, 457,143 shares were issued to the previous owners of ATM. The results of operations are insignificant and do not materially change actual historical reported results for the nine months ended August 31, 1997. Based on this fact, no pro forma information is presented for that period.

3.  Discontinued Operation
--------------------------
     On November 30, 1996 the Company sold Landscape Maintenance Services, Inc., which comprised its business maintenance services segment. The proceeds of the sale consisted of both cash and notes totalling $4,500,000. The note bears interest at 8% per annum and is secured by substantially all assets and business of the buyer.

     The results of operations has been reported as a discontinued operation and the financial statements for the quarter ended August 31, 1996 have been restated to reflect the discontinuation of the business maintenance services segment.

     The following is a summary of the results of operations of the Company's business maintenance services segment.
                                      Nine Months ended
                                       August 31, 1996
                                       ----------------
Revenue                                 $10,658,297
Income from operations
  (net of taxes of $255,000)                431,006

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)

     Cost and expenses for this discontinued segment include approximately $795,000 representing allocated costs from corporate for the nine months ended August 31, 1997.

     The net assets of discontinued operation were as follows:

                                     August 31, 1996
                                     ---------------
Current Assets                          $2,567,913
Current liabilities                     (1,190,835)
Property, plant and equipment, net       1,070,029
Other, net                                (107,516)
                                        ----------
Total                                   $2,339,591
                                        ==========

4.  Property and Equipment
--------------------------
     Property and equipment consists of the following:
                                          August 31,    November 30,
                                            1997           1996
                                          ----------    -----------
     Land, buildings and improvements   $   725,910     $  725,910
     Equipment                            3,924,696      3,262,009
     Furniture and fixtures               1,193,327      1,184,741
     Leased property under capital
          leases and leasehold improvements 593,480        884,756
                                        -----------     ----------
                                          6,437,413      6,057,416
     Less: accumulated depreciation
          and amortization               (3,818,218)    (3,304,986)
                                        -----------     ----------
     Net property and equipment         $ 2,619,195    $ 2,752,430
                                        ===========     ==========

5.   Long-Term Debt
-------------------
                                         August 31,     November 30,
                                           1997            1996
                                         ----------     ------------
     Long-term obligations consist of:
          Term loan                     $1,995,750     $3,631,250
          Revolving credit line          2,774,620      2,774,620
     Capital lease obligations             427,318        543,638
                                        ----------      ---------
                                         5,197,688      6,949,508
     Less:  Current maturities          (2,157,883)    (2,230,715)
                                        ----------      ---------
                                       $ 3,039,805     $4,718,793
                                       ===========     ==========

FORM 10-Q

               CANTERBURY INFORMATION TECHNOLOGY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (continued)

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

     The Company agreed to make principal payments against the term loan throughout 1997. The first payment of $919,000 was made in April, 1997; $518,750 was paid in June; $198,000 was paid in August; and $419,750 was paid during September, 1997. The revolving credit facility will remain at $2,774,600 until December 31, 1997, with no additional borrowings or repayments scheduled during Fiscal 1997. The capital leases will be paid as usual on a monthly basis, with any remaining balance due on December 31, 1997.

     Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at August 31, 1997 was 5.66%. As of August 31, 1997, the
Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

     The long-term debt is secured by substantially all of the assets of the Company.

     Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $4,770,370, $0, $0, $0 and $0 respectively.

     The carrying value of the long-term debt approximates its fair value.

6.   Capital Leases
-------------------
     Capital lease obligations are certain equipment leases which expire from October, 1998 to June, 2001. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, are as follows:

Year ending November 30, 1997            $ 50,272
Year ending November 30, 1998             207,907
Year ending November 30, 1999             191,552
Year ending November 30, 2000              39,729
                                        ---------
Total minimum lease payments              489,460
Less amount representing interest         (62,142)
                                        ---------
Present value of long-term obligations
    under capital leases                 $427,318
                                        =========

FORM 10-Q
                   CANTERBURY INFORMATION TECHNOLOGY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (continued)

7.   Stockholders' Equity
-------------------------
     From June to August, 1997, the Company completed a private placement of 1,000,000 shares of Class D, 8% Convertible Preferred Stock at a price of $1.00 per share. The Preferred Stock is convertible into Common Stock of the Company at a 20% discount to the market price. The first one-third conversion into Common Stock will occur five days after the effective date of a registration statement filed with the Securities and Exchange Commission during October, 1997. The remaining conversion will occur within the following sixty days. An investment banking firm that arranged this private placement received 500,000 warrants as partial consideration. The warrants are exercisable at $.98 and expire in 2002. None of the warrants have been exercised.

     The Preferred Shares will pay a dividend of 8% per annum, payable in its entirely upon conversion, either in cash or Common Stock at the Company's option.

Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
     Working capital at August 31, 1997 was $3,460,000. During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. The Company is in the process of replacing Chase as its primary lender and is confident that this refinancing should be completed before December, 1997.

     Management believes that positive cash flow contributions from the Company's operating segments will be sufficient to cover cash flow requirements for Fiscal 1997. There was no material commitment for capital expenditures as of August 31, 1997. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the nine months ended August 31, 1997 was $811,000, an increase of $807,000 over the previous year. This increase was attributed to higher earnings from continuing operations due to lower interest expense and higher interest income.

     In February, 1997, the Company raised $434,782, net of applicable costs, through a Regulation D Private Placement of its common stock to one accredited investor at a price of $1.00 per share. This equity was used for general working capital purposes.

     From June to August 1997, the Company received $766,000, net of applicable costs through the private placement of 1,000,000 shares of Class D, 8% Convertible Preferred Stock at a price of $1.00 per share.

FORM 10-Q

                   CANTERBURY INFORMATION TECHNOLOGY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (continued)

Results of Operations
---------------------
     Revenues
     --------
     Revenues for the three months ended August 31, 1997 increased by $101,000 (3%) to $3,801,000 from the same period last year. For the nine months ended August 31, 1997, revenues decreased by $144,000 (1%). This decrease was attributable to reduction in the vocation training segment, offset by the addition of revenues from the software development segment in 1997 due to the acquisition of ATM Technologies in May, 1997.

     Costs and Expenses
     ------------------
     For the nine month period ending August 31, 1997, costs and expenses increased by $135,000 (3%), due to higher expenses in the first quarter of the year associated with the computer training segment in the form of additional facilities and personnel costs.

     Selling expense for the three-month period ended August 31, 1997 decreased by $116,000 (19%) over the previous year due to a reduction in total sales force and territorial realignment for the computer training segment. This reduction is also represented in the nine month comparison of 1997 versus 1996.

     Interest income for the quarter ended August 31, 1997 increased by $91,000 (99%) over the same period in 1996. This increase is due to the note receivable income generated by the sale of the discontinued operation (business maintenance services). For the nine-month period, the increase was $260,000 (112%) for the same reason.

     Interest expense deceased by $81,000 (57%) for the quarter ended August 31, 1997, and $200,000 (39%) for the nine months ended August 31, 1997 versus the comparable periods in Fiscal 1996 due to a reduction in the principal balance of the Company's term loan. As of the date of this report the term loan balance has been reduced by over $6,700,000 since its inception in June, 1994.

     The Company expects to invest heavily in the fourth quarter in marketing, sales and administrative personnel, research and development, software, equipment and facilities enhancement for all of its subsidiaries except vocational training which is being downsized. The Company believes that major trends in the information technology sector such as outsourcing, one-stop shopping, and consolidation provide an excellent opportunity to increase revenues and profit margins in 1998 and beyond. The Company does not intend to limit its business planning to short term goals, which may maximize any given quarter but not properly position the Company toward extended, long-term growth.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings
------
           See Footnote 5 to the Financial Statements

Item 2     Changes in Securities
------
           None

Item 3     Defaults Upon Senior Securities
------
           None

Item 4     Submission of Matters to a Vote of Security Holders
------
           The Company held its Annual Meeting of Stockholders on June 12, 1997, wherein the shareholders voted for the following Directors: Stanton M. Pikus, Kevin J. McAndrew, Jean Z. Pikus, Alan Manin, Stephen Vineberg, Paul Shapiro and Frank A. Cappiello by at least 96.88% of the vote. The shareholders also ratified Ernst & Young, LLP as the Company's Independent Public Auditors (98.78%). 98.78% of the shareholders voted to approve the name change of the Company to Canterbury Information Technology, Inc. by amending its Certificate of Incorporation.

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


                           CANTERBURY INFORMATION TECHNOLOGY, INC.
                           (Registrant)


                           By:/s/ Stanton M. Pikus
                              ----------------------
                              Stanton M. Pikus, President
                              (Chief Executive Officer and
                              duly authorized signer)


                           By:/s/Kevin J. McAndrew
                              ----------------------
                              Kevin J. McAndrew, C.P.A.
                              Chief Operating Officer, Executive Vice President (Chief Financial Officer and
                              duly authorized signer)



October 15, 1997