Form 10-K
period 1997-11-30
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1998-03-06
CIK 794927

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                   ----------------------------------
                                FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934:

              For the fiscal year ended: November 30, 1997

                     Commission File Number: 0-15588

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                 ---------------------------------------

         Pennsylvania                                 23-2170505
--------------------------------             ----------------------------
(State or other jurisdiction                         (IRS Employer
incorporation or organization)                   Identification Number)

                1600 Medford Plaza, Rt. 70 & Hartford Road
            Medford, New Jersey                          08055
          -------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

Issuer's telephone number:  (609) 953-0044
                            --------------
Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock, $.001 par value
                      -----------------------------
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
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this 10-K.      X
                                                         ---
Revenues for the most recent fiscal year were $12,423,452.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 24, 1998 was $11,448,068.

The number of shares outstanding of the issuer's class of common equity, as of February 24, 1998 was 18,093,202.

Documents Incorporated by Reference - Various exhibits from the Company's Form S-3 Registration Statements and such other documents contained in Item 14.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
------------
     Canterbury Information Technology, Inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology services which includes operating computer software training companies, a management training company and developing and selling software to individuals and corporations. The Company is seeking acquisitions of computer software consulting, Internet and other information technology companies.

     The Company was incorporated in the Commonwealth of Pennsylvania on March 19, 1981 and later qualified to do business in the State of New Jersey in April, 1985.

     The Company became a Registrant by filing and registering with the Securities and Exchange Commission under Form S-18 which became effective on August 20, 1986.

     Prior to 1988 the Company was comprised of two segments: the vocational school segment and the seminar segment. In November, 1988 the Company sold its seminar segment, which represented less than 2% of the Company's revenues. The Company was then solely a vocational school company. In November, 1992 the Company acquired Star Label Products, Inc., a specialty printing company. In September, 1993 the Company purchased Motivational Systems, Inc., a management training company. In November of 1993, the Company acquired Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In June of 1994, the Company acquired Computer Applications Learning Center (CALC), a computer software training company. In July, 1996, the Company acquired ProSoft Training, LLC., a computer software training company. In November, 1995, the Company sold Star Label Products, Inc. In November, 1996, the Company sold Landscape Maintenance Services, Inc. In May, 1997, the Company purchased ATM Technologies, Inc., a software development company. In November, 1997, the Company closed its last two vocational schools.

     In conjunction with the Board's resolution to concentrate future growth within the information technology sector, the Board and Shareholders voted to change the Company's name to Canterbury Information Technology, Inc. effective June 12, 1997. Canterbury's stock symbol remained XCEL.


NARRATIVE DESCRIPTION OF BUSINESS - COMPUTER SOFTWARE TRAINING/SERVICES
-----------------------------------------------------------------------
     In June, 1994, the Company acquired Computer Applications Learning Center (CALC), a New Jersey based computer software training company. Since 1983 CALC has trained corporate workers and managers at its six training centers in New York and New Jersey and on site at Fortune 1000 corporations.
 CALC is an authorized training center for the following major software providers: Microsoft, Lotus, Borland, WordPerfect, Aldus and Apple. CALC teaches on DOS, Windows and Macintosh platforms. CALC is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. During 1995, the Company changed the name of CALC to CALC/Canterbury Corp. to more appropriately reflect Canterbury's role in the corporate training industry. In July, 1996 Canterbury purchased ProSoft

Training, LLC., a Charlotte, North Carolina based computer software training company. ProSoft is also a Microsoft Solution Provider and is an Authorized Training Center for WordPerfect and Lotus, as well as Microsoft. After the purchase of ProSoft Training, LLC., the company became known as ProSoft/Canterbury.

     Future Plans
     ------------
     Canterbury expects to expand this line of the business by: making acquisitions in the information technology market of companies that provide complementary products and services to the significant customer base established over the past fifteen years of operations; and by entering into strategic business partnerships to allow the existing sales force to offer multiple information technology related services and products. Over time, as the Company's market penetration increases, the services that were subcontracted in the past, will be developed and expanded internally.

     Late in 1997, ProSoft/Canterbury hired an experienced technical recruiter and formed the company's new technical staffing division in response to the ever growing demand for experienced contract labor in the information technology field. This service, coupled with the training capabilities of the company, has provided its customers in the Charlotte area and surrounding states with a wider range of quality services. Most recently, a programmer has been added to its in-house consulting staff, and additional instructors are being hired to replace the long-term, high-level instructors which are moving into programming and Web development positions as part of the company's in-house consulting staff.

     To a large extent CALC/Canterbury and ProSoft/Canterbury are running parallel courses in their efforts to provide full service information technology training and related services.


NARRATIVE DESCRIPTION OF BUSINESS - MANAGEMENT TRAINING
-------------------------------------------------------
     In September of 1993, the Company acquired Motivational Systems, Inc., a New Jersey-based management and sales training company. Motivational Systems, since 1970, has trained managers and sales professionals from many Fortune 1000 companies, on a national and international basis. Motivational Systems conducts a wide variety of seminars in management and team development, selling and negotiating, interpersonal communication, executive development and organizational problem solving. During 1995, the Company changed the name of Motivational Systems, Inc. to MSI/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the corporate training industry.

     Future Plans
     ------------
     This division's planned expansion is projected to occur by offering MSI/Canterbury products through its various national training affiliations and by offering interactive, multimedia-based training to its current customer base by accessing technologies such as CD ROM and C.D.I. This will permit the company to grow by utilizing various distance learning technologies and a national distribution channel. Management's plans are subject to ongoing review and revision based on their assessment of market conditions.

NARRATIVE DESCRIPTION OF BUSINESS - SOFTWARE DEVELOPMENT
--------------------------------------------------------
     In May of 1997, the Company acquired ATM Technologies, Inc. ("ATM"), a Texas-based software consulting and development company, serving clients in national and international markets. ATM has been in business since 1984, specializing in PC-based tracking systems. The Company changed the name of ATM Technologies, Inc. to ATM/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the information technology industry.

     Future Plans
     ------------
     ATM/Canterbury plans to expand by introducing a newly developed document imaging and PC-based retrieval program integrated into its MasterTrak document tracking program using barcoding. The total program has just recently been packaged with a streamlined touch-screen PC. This major product enhancement of imaging and PC-based retrieval will allow clients with large file rooms to utilize this hardware/software solution to reduce labor costs and increase efficiencies. ATM/Canterbury is also working to expand its base of national and international dealers and to facilitate increased awareness of the tracking system's new imaging software developed by the company.

     Current clients have begun using the MasterTrak software for asset tracking. Based upon current client requests, the company may move toward the development of a software programming enhancement to enable clients to scan and link asset descriptions within the existing tracking system.


DISCONTINUED OPERATION - VOCATIONAL TRAINING
--------------------------------------------
     In November, 1997 the Company closed its two remaining vocational schools. The historical financial information relating to the vocational training business is included in discontinued operations in this report (see the notes to the consolidated financial statements).


DISCONTINUED OPERATION - SPECIALTY PRINTING SEGMENT
---------------------------------------------------
     In November, 1995 the Company sold Star Label Products, Inc. for $4,000,000 in cash and a note. The historical financial information relating to Star is included in discontinued operations in this report (see the notes to the consolidated financial statements).

DISCONTINUED OPERATION - BUSINESS MAINTENANCE SERVICES SEGMENT
--------------------------------------------------------------
     In November, 1996 the Company sold Landscape Maintenance Services, Inc. for $4,500,000 in cash and a note. The historical financial information relating to Landscape Maintenance Services, Inc. is included in discontinued operations in this report (see the notes to the consolidated financial statements).


MERGER/ACQUISITION PROGRAM
--------------------------
     The Company is seeking the acquisition of profitable companies in the information technology industry to complement and expand the major core subsidiaries, CALC/Canterbury and MSI/Canterbury. This will allow the Company to offer a wide range of products and services on a national basis. Since corporations accessing computer applications training also need computer and software consulting, network and systems development, systems integration, Internet development and application as well as Intranet conversions, the Company will be able to provide a fully integrated, comprehensive approach to information technology.

            BUSINESS MODEL - INFORMATION TECHNOLOGY SERVICES
  Computer                                                               Internet and
  Training       Technical     Computer and   Network and     Systems      Intranet
 Companies       Training       Software       Systems      Integrators  Consultants,
 ----------      Companies     Consultants  Developers and     -----      Developers,
CALC/Canterbury  ---------      ----------    Installers     Help Lines  and Providers
and Prosoft/  CALC/Canterbury ATM/Canterbury                             -------------
 Canterbury                                                                Prosoft/
                                                                          Canterbury


EMPLOYEES
---------
     As of November 30, 1997, the Company, including all subsidiaries, had 177 employees: 120 full-time employees and 57 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company owns non-operational land and a building in Bedminster, New Jersey which was acquired as part of the Landscape Maintenance acquisition. All other facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $1,382,00 in fiscal year 1998.

     The following table sets forth the locations of the Company including square footage:

     Location                                     Square Footage
     --------                                     --------------
     Canterbury Information Technology, Inc.
     1600 Medford Plaza
     Medford, New Jersey  08055                   4,200

     ATM/Canterbury Corp.
     16350 Park Ten Place, Suite 113
     Houston, TX  77084                           2,000

     Prosoft/Canterbury Corp.
     8508 Park Road, #192                         2,300
     Charlotte, NC  28219

     MSI/Canterbury
     400 Lanid Drive
     Parsippany, New Jersey  07054                1,800

     CALC/Canterbury
     500 Lanid Drive
     Post Office Box 5667
     Parsippany, New Jersey  07054               23,500

     CALC/Canterbury
     780 Third Avenue, Concourse Level One
     New York, New York  10017                    4,200

     CALC/Canterbury
     1285 Avenue of the Americas at 51st Street
     New York, New York  10019                    5,500

     CALC/Canterbury
     Woodbridge Place
     Gill Lane at Route 1
     Iselin, New Jersey  08830                    6,000

     CALC/Canterbury
     Park 80 West Plaza
     Saddlebrook, New Jersey  07663               5,926

     CALC/Canterbury
     55 Broadway
     New York, New York  10006                    7,000

ITEM 3.  LEGAL PROCEEDINGS

     In November, 1996 the Company settled its lawsuit against the previous owners of Landscape Maintenance Companies as reported in last year's Form 10-K. Subsequent to the settlement, in open court, the parties disputed several of the settlement terms. The parties remain in the process of resolving that dispute.

     In September of 1994, CALC and Canterbury Corporate Services, Inc. received a Complaint from Thomas Arnold, a former employee of CALC, who filed an action alleging a breach of contract for his services as sales director as well as the return of a notebook computer. This aspect of Mr. Arnold's claim is somewhat limited in damages. However, he has also alleged in his Complaint that CALC used his photograph and information concerning the Company in a marketing publication after he was terminated and without his permission. In this claim, Mr. Arnold has requested punitive damages in the specific amount of $8 million. Discovery in this matter is ongoing and it is the intention of litigation counsel for the Company to make a Motion to Strike the punitive damages claim of Mr. Arnold. It is also the opinion of litigation counsel that this aspect of Mr. Arnold's claim is without merit. To the extent that an award for consequential damages would be made relating to any advertising claim against CALC, the insurance carrier would be responsible to pay for same. It should also be noted that the Company filed a separate action, which was consolidated with this litigation, against Mr. Arnold in that he formed a competitive company after leaving CALC and allegedly has solicited clients and/or former clients of CALC. Canterbury Corporate Services, Inc. is seeking an award in damages as well as restitution against Mr. Arnold from interfering with their relationship with their customers.

     During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstandings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. A suitable replacement was not found during 1997, and the Company and Chase have agreed to extend their current banking relationship through December 31, 1998. The Company will continue to use its best efforts to replace Chase prior to December, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company's Annual Meeting was held on June 12, 1997, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Ernst & Young, LLP as the Company's independent auditors, approval of the Company name change to Canterbury Information Technology, Inc. and the election of the following
Directors: Stanton M. Pikus, Kevin J. McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M. Vineberg, Paul L. Shapiro and Frank A. Cappiello.

                                 PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company commenced trading in the Over-The-Counter (O-T-C) market subsequent to the closing of its initial public offering on August 29, 1986. Commencing on January 8, 1993, the Company's shares of common stock began trading on NASDAQ's National Market under the stock symbol of SKIL.
Effective March 1, 1994, the Company's stock symbol was changed to XCEL. The high and low bid prices of the Company's common stock from December 1, 1994 through February 24, 1998 were as follows:

             MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
1995        1st Quarter   2nd Quarter      3rd Quarter     4th Quarter
            High    Low      High    Low      High    Low     High     Low
            --------------------------------------------------------------
Common     2 7/8    2      3 7/8   2 1/2    3 1/2   2 1/2     3 5/16  1 7/8
Stock

1996        1st Quarter   2nd Quarter      3rd Quarter     4th Quarter
            High    Low      High    Low      High    Low     High     Low
            --------------------------------------------------------------
Common    2 11/16  1 15/16  2 3/8   1 11/16  2 1/8   1 1/8   1 9/16   13/16
Stock

1997        1st Quarter   2nd Quarter      3rd Quarter     4th Quarter
            High    Low      High    Low      High    Low     High     Low
            ---------------------------------------------------------------
Common    1 11/16  11/16   1 15/32   29/32    1 5/8   15/16   1 7/16   1 1/32
Stock

1998        1st Quarter
            High    Low
            -----------
Common     1 1/8   19/32
Stock

     The approximate number of record holders of the Company's common stock as of November 30, 1997 as determined from the Company's transfer agent's list of record holders was 320. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 5,000 beneficial holders.

     The Company has never declared a dividend on its common stock and does not plan to do so in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                                  1997(1)      1996(1)       1995(1)      1994(1)      1993
                                  -------      -------       -------      --------     -------
Operating data:
Net revenues                      $12,423,452  $12,717,692  $13,005,642  $ 7,548,392   $  646,310

Income (loss) from continuing operations
  before cumulative effect of change
  in accounting principle            (931,870)     423,157      723,184      186,817      157,733
Income (loss) from and gain on sale of
  discontinued operations          (1,536,047)   1,243,411      990,656   (3,473,610)   1,603,030

Primary per share data:
Income (loss) from continuing
  operations                           $(.075)       $.028        $.055        $.018        $.015
Cumulative effect of change in accounting
  principle                             -              -            -            -           .016

Discontinued operations                 (.095)       .086          .078        (.323)        .130
                                      -------      ------        ------     --------      -------
Net income (loss)                      $(.170)      $.114         $.133       $(.305)       $.161
                                      =======      ======        ======     ========      =======
Balance sheet data:
Total assets                      $25,787,101 $27,400,539   $25,670,332  $23,883,498    $19,554,204
Long-term debt                      3,856,956   4,718,793     6,572,701    9,545,069      2,950,948


(1) Includes CALC/Canterbury which was acquired in June, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital at November 30, 1997 was $2,638,000, an increase of $667,000 over the previous year. During 1997 the Company and its primary lender, Chase Manhattan Bank, agreed to formally end the banking relationship between them by December 31, 1997. Throughout the year, the Company attempted to replace the bank with a suitable lender. No acceptable alternative was found. In February, 1998 the Company and Chase agreed to extend their banking relationship until December 31, 1998. The Company has agreed to make scheduled term debt payments totaling $700,000 in fiscal 1998. The Company and Chase agreed that all defaults under the previous agreements were permanently waived and the Company would again use its best efforts to replace Chase during 1998.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 1998. There was no material commitment for capital expenditures as of November 30, 1997. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the year ended November 30, 1997 was $544,000. This was the third consecutive year of positive cash from continuing operations. During the year, the Company reduced its long term bank debt by $2,439,000. For the past three years, the reduction in long term debt totals $7,663,000.

     As with most organizations, the Company relies heavily on technology to deliver its goods and services. As the turn of the century approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. A company-wide taskforce has been identified to review all software applications, operating systems and proprietary programs to ensure that they do not malfunction as a result of the Year 2000. In this process, the Company plans to replace and/or upgrade all systems that do not currently meet the required standards. The current cost of this effort is still being evaluated. As part of this upgrade process, the Company expects to benefit from many of the technology advances found in the newest Year 2000 software releases.

    RESULTS OF OPERATIONS

     Fiscal 1997 Compared to Fiscal 1996

     Revenues
     --------
     Revenues decreased by $295,000 (2%) in fiscal 1997 over fiscal 1996. This slight reduction was due to the re-engineering of the sales department in the software training area of the Company. As previously discussed, new information technology goods and services are being introduced to our customers. This strategy of becoming a more complete provider of information technology services required the restructuring of the existing sales force. This has caused, in the short term, some revenue degradation due to the recruiting, hiring and training process of the sales staff. The Company believes that this current investment will provide long-term benefits to the customers and hence, revenues.

     Costs and Expenses
     ------------------
     Costs and expenses increased by $1,250,000 (21%) in fiscal 1997 over the previous year. This increase was caused by various factors. Rent expense increased by $423,000 due to the Company establishing lease termination reserves, increasing the number of classrooms for computer training, as well as reserving for the relocation of CALC/Canterbury and MSI/Canterbury into customized office and classroom space in Parsippany, New Jersey. Subcontract labor for CALC/Canterbury increased by $212,000 for two reasons. First, there was a significant increase in technical training classes offered in 1997, which resulted in the need for more consultants to train these high-end courses. Secondly, there was approximately $75,000 spent for programming a new operational accounting system which will allow for both Year 2000 compliance and increased reporting and processing capabilities. Over $300,000 of the increase in 1997 was attributed to the acquisition of ATM/Canterbury in May, 1997, as well as ProSoft/Canterbury operating for a full year in 1997 versus 1996.

     Selling expense decreased by $117,000 (5%) in fiscal 1997 over fiscal 1996 due to lower commission expense and a reduction in sales personnel through the first nine months of fiscal 1997.

     General and administrative expense increased by $322,000 (8%) in fiscal 1997 over fiscal 1996. Increased legal fees associated with the settlement and restructuring of the Chase banking relationship as well as higher consulting fees for the corporate office caused this increase. The Company believes that both these expenses are non-recurring. During 1997, the Company allocated $235,000 of corporate expenses to discontinued operations.

     Interest income for fiscal 1997 increased by $281,000 (86%) over fiscal 1996 due to the payments from the note receivable generated by the sale of Landscape Maintenance Services, Inc. in November, 1996.

     Interest expense decreased by $192,000 (28%) in fiscal 1997 versus fiscal 1996. The reduction in outstanding borrowings on the term loan is the major cause for this reduction.

     Other expenses of $518,000 in fiscal 1997 were due primarily to a $450,000 charge representing the difference between the unpaid balance of a note receivable and the estimated current value of the collateral supporting the note.

     Fiscal 1996 Compared to Fiscal 1995

     Revenues
     --------
     Revenues decreased by $288,000 (2%) in fiscal 1996 versus fiscal 1995. This reduction was deemed not material by the Company.

     Costs and Expenses
     ------------------
     Costs and expenses increased by $160,000 (3%) for the year ended November 30, 1996 as compared to the prior year. This increase was caused by higher instructor and course material costs due to the increase in certified technical training courses presented by CALC/Canterbury.

     Selling expense increased by $314,000 (17%) in fiscal 1996 over fiscal 1995. This increase was caused by the planned addition of sales and marketing personnel for CALC/Canterbury.

     General and administrative expense increased by $146,000 (4%) in fiscal 1996 over fiscal 1995. This increase was not deemed material by the Company. During fiscal 1996, the Company allocated $1,298,000 of corporate expenses to discontinued operations.

     Interest income for fiscal 1996 increased by $258,000 (375%) over fiscal 1995. This increase was the result of the income derived from the Star Label note receivable payments received during the year.

     Interest expense decreased by $269,000 (28%) in fiscal 1996 over fiscal 1995. The reductions in the outstanding borrowings on the term loan associated with the purchase of CALC/Canterbury is the major reason for the reduction.

     Other income (expense) increased by $441,000 in fiscal 1996 over fiscal 1995. The Company revised its estimate regarding future lease payments.

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

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     The directors, executive officers and control persons of the Company as of November 30, 1997 were as follows:

Name                     Age  Position Held with Company(1)
----                     ---  -----------------------------

Stanton M. Pikus         57   President, Chief Executive Officer, Chairman
                              of the Board of Directors
Kevin J. McAndrew, CPA   39   Chief Operating Officer, Executive Vice
                              President, Chief Financial Officer,
                              Treasurer, Director
Jean Zwerlein Pikus      44   Vice President - Operations, Secretary,
                              Director
Alan Manin               60   Director
Stephen M. Vineberg      56   Director
Paul L. Shapiro          46   Director
Frank A. Cappiello       72   Director

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

     KEVIN J. McANDREW, CPA, Chief Operating Officer since December, 1993; Executive Vice President since November, 1992; Vice President and Chief Financial Officer of the Company since June, 1987; Treasurer since January, 1988 and Director since August, 1990. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 to 1983, he was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986, Mr. McAndrew was employed as a Controller for a New Jersey-based division of Allied Signal, Inc.

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

     ALAN MANIN, Director and Founder of the Company (1981). He is a graduate of Temple University (B.S., 1960, M.Ed., 1966); a former teacher and department chairman in the Philadelphia School System (1960-1966); a former Vice President and Director of Education for Evelyn Wood Reading Dynamics (1966-1972); a former Director of Northeast Preparatory School (1973); President, Chief Operating Officer and founder of Health Careers Academy, a federally accredited (National Association of Trade and Technical Schools) vocational school (1974-1979) and a founder of the Company (1981).

     STEPHEN M. VINEBERG, a Director since 1988, is currently the President and Chief Executive Officer of CMQ, Inc. Previously, he was a Vice President of Fidelity Bank, Philadelphia, where he was Chief Operating Officer of the Data Processing and Systems and Programming Divisions. Mr. Vineberg also directed a wholly-owned subsidiary of the bank that developed and marketed computer software, operated a service bureau and coordinated all electronic funds transfer activities.

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

ITEM 11.  EXECUTIVE COMPENSATION

     CASH COMPENSATION

     The Company had 120 full-time employees as of November 30, 1997. There were no cash directors' fees paid during this period.

                        Summary Compensation Table
                         --------------------------

                                                              Restricted   Securities
Name &                                         Other Annual     Stock      Underlying     LTIP       All Other
Principal Position  Year    Salary($) Bonus($) Compensation($) Awards($) Options/SAR(#) Payouts($) Compensation($)
------------------------------------------------------------------------------------------------------------------
Stanton M. Pikus    1997    $195,000  $-       $-              $-        $-             $-         $-
  President,        1996     195,000   -        -               -         -              -          -
                    1995     199,148   -        -               -         -              -         26,120

Kevin J. McAndrew   1997    $120,000   -        -               -         -              -          -
  Chief Operating   1996     120,000   -        -               -         -              -          -
  Officer,          1995     127,111   -        -               -         -              -         11,307

     During fiscal 1997, the Company entered into an amended employment agreement with the President. The term of the agreement is five years and calls for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange his contract was extended for one year through 2001 at the same terms.

     The Company also has an amended employment agreement with its Executive Vice President and Chief Operating Officer. The term of the agreement is five years and calls for a base salary of $120,000 for fiscal 1997 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract. For the year ended November 30, 1996, the Executive Vice President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001 at the same terms.

     COMPENSATION PURSUANT TO PLANS

     The following non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant).

                     Capacity in
 Name of              Which                              Date   Exercise
Individual            Served                   Options  Granted   Price
----------            ------                   -------  -------   -----
Stanton M. Pikus      President, Chairman of   50,000  12/20/93  $3.63
                      the Board of Directors   50,000  10/29/96  $1.03
                                              100,000  01/13/97  $ .75

Kevin J. McAndrew,    Chief Operating Officer, 50,000  12/20/93  $3.63
CPA                   Executive Vice          100,000   7/26/94  $2.75
                      President,Chief          50,000  10/29/96  $1.03
                      Financial Officer,       50,000  01/13/97  $ .75
                      Treasurer, Director      25,000  10/16/97  $1.19

Jean Zwerlein Pikus   Vice President -         30,000  12/20/93  $3.63
                      Operations, Secretary,   25,000  10/29/96  $1.03
                      Director                 25,000  01/13/97  $ .75
                                               20,000  10/16/97  $1.19

Alan Manin            Director                 10,000  12/20/93  $3.63
                                               10,000  10/29/96  $1.03
                                               10,000  01/13/97  $ .75

Stephen Vineberg      Director                  7,500  01/07/94  $3.13
                                                7,500  08/16/94  $2.75
                                                2,500  05/11/95  $2.75
                                               10,000  07/24/95  $2.81
                                               10,000  10/29/96  $1.03
                                               25,000  01/13/97  $ .75
                                                7,500  10/16/97  $1.19

Paul Shapiro          Director                  7,500  01/07/94  $3.13
                                                7,500  08/16/94  $2.75
                                                2,500  05/11/95  $2.75
                                               10,000  07/24/95  $2.81
                                               10,000  10/29/96  $1.03
                                               25,000  01/13/97  $ .75
                                                7,500  10/16/97  $1.19

Frank A. Cappiello    Director                100,000* 01/30/95* $2.00*
                                               10,000  10/29/96  $1.03
                                              100,000  01/13/97  $ .75

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

     COMPENSATION OF DIRECTORS

     No additional compensation, other than Company stock options issued at 100% of market value to all Directors who are not otherwise salaried employees.

     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Not Applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) (B) The following table sets forth as of February 24, 1998 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

               Name of                                      Percent
Class     Beneficial Owner              Shares Owned        of Class
------    ----------------              ------------        --------
Common    Stanton M. Pikus (2)(3)        1,324,737           7.3%
Common    Kevin J. McAndrew (1)(3)         178,909           1.0%
Common    Alan Manin (1)(3)                367,160           2.0%
Common    Jean Zwerlein Pikus (1)(2)(3)    109,416            .6%
Common    Stephen M. Vineberg (1)(3)        25,885            .1%
Common    Paul L. Shapiro (1)(3)             2,000            -
Common    Frank A. Cappiello (1)(3)        185,000           1.0%
                                         ---------          ------
All Officers, Directors and 5%
Stockholders as a group (7 in number)    2,193,107          12.0%
                                         =========          ======
-----------------------------

(1) All of said individuals have given a Voting Trust and First Right of Refusal to Stanton M. Pikus, President and Board Chairman of the Company.

(2) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each other's shares.

(3)  Does not include option grants as set forth in Item 11.

    CHANGE IN CONTROL

     There has been no change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has secured key-person life insurance policies for its Corporate Officers. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers          Amount of Policy  Beneficiary
------------------          ----------------  -----------
Stanton M. Pikus            $1,000,000        Company
Kevin J. McAndrew           $1,000,000        Company
Jean Z. Pikus               $  500,000        Company

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following are filed as a part of this Form 10-K on the pages indicated.

Consolidated Financial Statements                           Page No.
---------------------------------                           --------
Report of Independent Auditors. . . . . . . . . . . . . . . . F- 0
Consolidated Balance Sheets - November 30, 1997 and 1996. . . F- 1 Consolidated Statements of Operations - Years ended
    November 30, 1997, 1996 and 1995. . . . . . . . . . . . . F- 3
Consolidated Statements of Stockholders' Equity -
    Years ended November 30, 1997, 1996 and 1995. . . . . . . F- 5
Consolidated Statements of Cash Flows - Years ended
    November 30, 1997, 1996 and 1995. . . . . . . . . . . . . F- 6
Notes to Consolidated Financial Statements. . . . . . . . . . F- 9

Exhibits
--------                                                    Sequential
                                                             Page No.
                                                            ----------
3(a) Articles of Incorporation of Canterbury Press, Inc.        *
3(b) By-Laws of the Registrant                                  *
3(c) Certificate of Amendment to Articles of Incorporation
     changing the name to Canterbury Education Services, Inc.   *
3(d) Certificate of Amendment to Articles of Incorporation
     changing the name to Canterbury Corporate Services, Inc.   **
3(e) Certificate of Amendment to Articles of
     Incorporation changing the name to Canterbury Information
     Technology, Inc.                                           ***
21   Subsidiaries of Registrant                                 17
22   Annual Report and Proxy Statement for 1996
     Annual Shareholders Meeting                                ***
27   Financial Data Schedule                                    18

* Incorporated by reference from the like-numbered exhibit to Form S-18 Registration Statement, SEC. File No. 33-6381 filed on July 18, 1986.
**   Incorporated by reference from the like-numbered exhibit to Form S-3/A
Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994.
***  Incorporated by reference from the Annual Report and Definitive
Proxy Materials for the 1996 Annual Shareholders Meeting for fiscal year ended November 30, 1996 filed with the SEC on June 12, 1997.

   Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

     None.

                               SIGNATURES
                              ----------
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Information Technology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                 ---------------------------------------

Dated:   2/27/98    By: /s/ Stanton M. Pikus
                    -------------------------
                    Stanton M. Pikus, President;
                    Chief Executive Officer

Dated:   2/27/98    By: /s/ Kevin J. McAndrew
                    -------------------------
                    Kevin J. McAndrew, Chief Operating
                    Officer, Executive Vice President,
                    Chief Financial Officer, Treasurer

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Information Technology, Inc. and in the capacities and on the dates indicated.

Dated:  2/27/98     By /s/ Stanton M. Pikus
                    -------------------------------------------
                    Stanton M. Pikus, President; Director;
                    Chairman of the Board of Directors

Dated:  2/27/98     By /s/ Kevin J. McAndrew
                    -------------------------------------------
                    Kevin J. McAndrew, Chief Operating Officer;
                    Executive Vice President; Chief Financial Officer;
                    Director

Dated:  2/27/98     By /s/ Jean Zwerlein Pikus
                    -------------------------------------------
                    Jean Zwerlein Pikus, Vice President - Operations,
                    Secretary; Director

Dated:  2/27/98     By /s/ Alan Manin
                    -------------------------------------------
                    Alan Manin, Director

Dated:  2/27/98     By /s/ Stephen M. Vineberg
                    -------------------------------------------
                    Stephen M. Vineberg, Director

Dated:  2/27/98     By /s/ Paul L. Shapiro
                    -------------------------------------------
                    Paul L. Shapiro, Director

Dated:  2/27/98     By /s/ Frank A. Cappiello
                    -------------------------------------------
                    Frank A. Cappiello, Director

                    Report of Independent Auditors


The Board of Directors and Stockholders
Canterbury Information Technology, Inc.


We have audited the accompanying consolidated balance sheets of Canterbury Information Technology, Inc. as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Information Technology, Inc. at November 30, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.



                                           Ernst & Young LLP


Philadelphia, Pennsylvania
February 27, 1998

                      CONSOLIDATED BALANCE SHEETS
                       November 30, 1997 and 1996


ASSETS
------
                                       1997          1996
                                  -------------- ---------------
 Current Assets:
Cash                                   $ 295,936      $ 438,762
Accounts receivable, net               1,332,518      1,693,962
Notes receivable - current portion       424,700        978,582
Prepaid expenses and other assets        770,173        641,644
Deferred income tax benefit            2,896,000      1,228,000
Net current assets of discontinued
 operation                                 -          1,384,996
                                       ---------      ---------
            Total Current Assets       5,719,327      6,365,946

Property and equipment at cost, net of
   accumulated depreciation of $3,396,000
   and $2,754,000                      2,503,277      2,728,714
Goodwill, net of accumulated amortization
   of $1,492,000 and $1,081,000        8,916,221      8,914,086
Notes receivable                       8,371,548      9,092,943
Other assets                             276,728        267,221
Net other assets of discontinued
  operation                                -             31,626
                                       ---------      ---------
            Total Assets             $25,787,101    $27,400,536
                                     ===========    ===========




                                Continued
                          See Accompanying Notes

                        CONSOLIDATED BALANCE SHEETS
                         November 30, 1997 and 1996
                                 Continued



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                             1997                1996
                                                         -------------       -------------
Current Liabilities:
  Accounts payable - trade              $ 467,855          $ 213,341
  Accrued expenses                        912,306            354,493
  Income taxes payable                      -                424,845
  Unearned tuition income                 828,469          1,171,533
  Current portion, long-term debt         872,616          2,230,715
                                        ---------          ---------
       Total Current Liabilities        3,081,246          4,394,927
Long-term debt                          3,856,956          4,718,793
Deferred income tax liability           3,244,500          2,028,000

Commitments and contingencies

Stockholders' Equity:
  Convertible preferred stock,
    Series D, no par value,
    1,000,000 and 0 shares authorized,
    issued and oustanding               1,043,841              -
  Common stock, $.001 par value,
    50,000,000 shares
    authorized; 16,251,000 and
    15,054,000 issued
    and outstanding                        16,251             15,054
  Additional paid-in capital           15,969,210         14,840,642
  Retained earnings (deficit)          (1,017,603)         1,728,155
  Less treasury shares, at cost          (407,300)          (325,035)
                                       ----------         ----------
        Total Stockholders' Equity     15,604,399         16,258,816
                                       ----------         ----------

        Total Liabilities and
          Stockholders' Equity        $25,787,101        $27,400,536
                                      ===========        ===========

                           See Accompanying Notes

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended November 30, 1997, 1996 and 1995

                            1997           1996            1995
                            ----           ----            ----
Net revenues                $12,423,452    $12,717,692     $13,005,642
Costs and expenses            7,104,803      5,854,993       5,694,616
                            -----------    -----------     -----------
Gross profit                  5,318,649      6,862,699       7,311,026

Selling                       2,032,510      2,149,563       1,835,896
General and administrative    4,318,455      3,996,020       3,850,345
                            -----------    -----------     -----------
Total operating expenses      6,350,965      6,145,583       5,686,241

Other income (expenses)
  Interest income               607,178        326,485         68,820
  Interest expense             (490,552)      (682,251)      (951,403)
  Other                        (517,956)       374,575        (66,700)
                            -----------    -----------     -----------
  Total other income (expense) (401,330)        18,809       (949,283)

Income (loss) before income
  taxes and discontinued
  operations                 (1,433,646)       735,925        675,502
Provision/(benefit)
  for income taxes             (501,776)       312,768        (47,682)
                            -----------    -----------     ----------
Income (loss) from continuing
    operations                 (931,870)       423,157        723,184
Discontinued operations
  Loss from discontinued operations
   less applicable income tax
   provision/(benefit) of
   ($298,224),($762,417)
   and $3,760                (1,536,047)    (1,031,761)      (502,889)
  Gain on sale of discontinued
   operations (less applicable
   income tax provision of
   $1,681,649 and $1,309,922)     -          2,275,172      1,493,545
                            -----------    -----------    -----------
Net income (loss)           $(2,467,917)    $1,666,568    $ 1,713,840
                            ===========    ===========    ===========

                                 Continued
                           See Accompanying Notes

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended November 30, 1997, 1996 and 1995
                                 Continued

                                   1997           1996      1995
                                   ----           ----      ----
Income (loss) from continuing
  operations                       $  (931,870)   $  423,157     $ 723,184
Preferred stock dividends             (277,841)       (7,376)      (31,716)
                                   -----------    ----------     ---------
Income (loss) from continuing
  operations available to common
  shareholders                     $(1,209,711)   $  415,781     $ 691,468
                                   ===========    ==========     =========

Net income (loss) per share and
common share equivalents
  Primary:
    Income (loss) from continuing
      operations                   $     (.075)       $ .028         $.055
    Discontinued operations              (.095)         .086          .078
                                   -----------    ----------     ---------
    Net income (loss) per share    $     (.170)   $     .114     $    .133
                                   ===========    ==========     =========
  Fully diluted:
    Income (loss) from continuing
      operations                   $     (.075)   $     .028     $    .052
    Discontinued operations              (.095)         .086          .075
                                   -----------    ----------     ---------
    Net income (loss) per share    $     (.170)   $     .114     $    .127
                                   ===========    ==========     =========
Weighted average number of
  common and common
  equivalent shares - primary       16,035,500    14,447,000    12,547,600
                                   ===========    ==========    ==========
Weighted average number of
  common and common equivalent
  shares-fully diluted              16,035,500    14,447,000    13,119,800
                                   ===========    ==========    ==========

                          See Accompanying Notes

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended November 30, 1997, 1996 and 1995

                          Class C       Class D                                                         Total
                         Convertible   Convertible  Common    Common  Additional  Retained              Share-
                          Preferred     Preferred   Stock     Stock    Paid-in-   Earnings  Treasury   holders'
                           Stock          Stock     Shares    Amount    Capital   (Deficit)   Stock     Equity
                         ---------      ---------   ------    ------    -------   ---------   -----     ------
Balance, November 30, 1994  $298,488                 11,585,909 $11,586 $11,285,032 $(1,613,161)  $ -      $ 9,981,945

Issuance of common stock                                 51,305      51      37,461                             37,512
Private placement of common
   stock, net of expenses                               896,220     897   1,360,346                          1,361,243
Preferred stock conversion   (40,000)                   114,286     114      39,886                             -
Exercise of stock options                               397,500     397     168,227                            168,624
Payment of dividends on preferred stock                                                 (31,716)               (31,716)
401(k) Company match                                      4,793       5       4,788                              4,793
Treasury shares acquired at cost                                                                 (143,435)    (143,435)
Exercise of Class C warrants                             10,000      10      19,990                             20,000
Net income                                                                            1,713,840              1,713,840
                          ----------   ------------  ----------  ------ -----------  ----------  ---------  ----------
Balance, November 30, 1995   258,488        -        13,060,013  13,060  12,915,730      68,963  (143,435)  13,112,806

Private placement of common
   stock, net of expenses                             1,233,333   1,233   1,466,920                          1,468,153
Preferred stock conversion  (258,488)                   572,193     572     257,916                             -
Treasury shares acquired at cost                                                                 (181,600)    (181,600)
Exercise of stock options                               120,000     120      72,580                             72,700
Issuance of common stock
   for services                                           2,500       3       4,997                              5,000
Issuance of common stock
   for acquisition                                       25,000      25      40,600                             40,625
401(k) Company match                                     40,970      41      81,899                             81,940
Payment of dividends on
   preferred stock                                                                       (7,376)                (7,376)
Net income                                                                            1,666,568              1,666,568
                          ----------   ------------  ----------  ------ -----------  ----------  ---------  ----------
Balance, November 30, 1996      -            -       15,054,009  15,054  14,840,642   1,728,155  (325,035)  16,258,816

Private placement of common
   stock, net of expenses                               634,782     635     543,647                            544,282
Issuance of preferred stock             $766,000                                                               766,000
Treasury shares acquired at cost                                                                  (82,265)     (82,265)
Issuance of common stock for
   acquisition                                          457,143     457     499,543                            500,000
401(k) Company match                                    105,535     105      85,378                             85,483
Accrued dividends on preferred stock      27,838                                        (27,838)                  -
Imputed dividends on preferred stock
   payable in common stock upon
   conversion                            250,003                                       (250,003)                  -
Net loss                                                                             (2,467,917)            (2,467,917)
                          ---------- -----------     ----------  ------ -----------  ----------  ---------  ----------
Balance, November 30, 1997    -      $ 1,043,841      6,251,469 $16,251 $15,969,210 ($1,017,603)($407,300) $15,604,399
                          ==========  ==========     ==========  ====== ===========  ==========  =========  ==========

                         See Accompanying Notes

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years ended November 30, 1997, 1996 and 1995

                                   1997           1996           1995
                                   ----           ----           ----
Operating activities:
  Net income (loss)                $(2,467,917)   $1,666,568     $1,713,840

  Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities from continuing operations:
      Depreciation and amortization  1,063,392       939,138        902,253
      Provision for losses on accounts
        receivable                      63,139        66,735         32,975
      Loss on writedown from notes
        receivable                     447,995          -              -
      Deferred income taxes           (451,500)      308,676         18,453
      Loss from discontinued
        operations                   1,536,047     1,031,761        502,889
      Gain from sale of discontinued
        operations                      -         (2,275,172)    (1,493,545)
      Other noncash items              180,784        81,940          4,793
      Changes in operating assets,
        net of acquisitions
        Accounts receivable            361,444     (535,924)       (160,244)
        Prepaid expenses and
         other assets                 (233,337)       6,447         (71,947)
        Income taxes                  (424,845)     618,845         315,624
        Accounts payable               254,514      (53,786)        (19,728)
        Accrued expenses               557,813     (288,040)        354,665
        Unearned tuition income       (343,064)     (15,353)        335,501
                                   -----------    ---------      ----------

  Net cash provided by operating
    activities of continuing
    operations                        544,465    1,551,835       2,435,529
                                   -----------    ---------      ----------
Investing activities:
      Capital expenditures, net      (130,497)    (441,826)       (599,530)
                                   -----------    ---------       ---------
  Net cash used in investing activities
    of continuing operations         (130,497)    (441,826)       (599,530)
                                   -----------    ---------       ---------
Financing activities:
      Principal payments on long
        term debt                  (2,439,469)  (2,406,748)     (2,816,984)
      Proceeds from notes payable
        and long term debt            -            291,276         388,005
      Proceeds from revolving credit
        facility                      -            425,000            -
      Repayment of revolving credit
        facility                      -           (770,000)       (500,000)
      Proceeds from payments on
        notes receivable              827,282      519,689             -
      Proceeds from issuance of common
        stock, net                    544,282    1,489,153       1,361,243
      Proceeds from issuance of
        preferred stock, net          766,000          -               -
      Payment of dividends             -            (7,376)        (31,716)
      Purchase of treasury shares      -           (13,000)        (83,435)
      Proceeds from exercise of stock
        options and warrants           -            11,150         188,624
                                   ----------     ----------     ----------
  Net cash used in financing
    activities from continuing
    operations                      (301,905)     (460,856)     (1,494,263)
                                   ----------     ---------       ---------
Cash used in discontinued
  operations                         (254,889)   (1,662,347)       (228,481)
                                   ----------     ---------       ---------
Net increase (decrease) in cash      (142,826)   (1,013,194)        113,255

Cash, beginning of year               438,762     1,451,956       1,338,701
                                   ----------     ---------      ----------
Cash, end of year                   $ 295,936      $ 38,762      $1,451,956
                                   ==========     =========      ==========

                                Continued
                         See Accompanying Notes

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years Ended November 30, 1997, 1996 and 1995
                                Continued


Supplemental schedule of noncash investing and financing activities:

   In November, 1997 the Company received 50,000 shares of its common stock which was placed in treasury as settlement of a note receivable, including accrued interest, of $146,801. The Company recorded a writedown of $95,301 for the difference between the fair market value of the stock of $1.03 per share and balance of the note.

   During August, 1997 the Company issued 200,000 warrants to its investment banking firm, exercisable at $.98 which expire in 2002 for services as an advisor to the Company.

   In July, 1997 the Company received 24,612 shares of its common stock at fair market value which was placed in treasury as full settlement of a note receivable of $30,765.

   In May, 1997 the Company purchased all of the assets of ATM Technologies, Inc. of Houston, Texas. In conjunction with the acquisition, the Company acquired assets with a fair value of $231,000, less liabilities assumed of $38,000 in exchange for 457,143 shares of Canterbury restricted common stock.

   During March, 1997 the Company issued 105,535 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

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

   Capital lease obligations of $219,533 in 1997, $291,300 in 1996 and $261,400 in 1995 were incurred when the Company entered into leases for equipment.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           November 30, 1997

1. Operations and Summary of Significant Accounting Policies
   ---------------------------------------------------------

   Description of Business
   -----------------------
   Canterbury Information Technology, Inc. ("the Company") is engaged in the business of providing information technology services which includes operating computer software training companies, a management training company and developing and selling software to individuals and corporations in the United States.

   Principles of Consolidation
   ---------------------------
   The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

   Use of Estimates
   ----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The ultimate outcome and actual results could differ from the estimates and assumptions used.

   Revenue Recognition
   -------------------
   The Company records revenue at the time services are performed or product is shipped.

   Statement of Cash Flows
   -----------------------
   For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand. In 1997, the Company changed the presentation of its statement of cash flows from the direct to the indirect method. Accordingly, amounts for 1996 and 1995 were changed for comparative purposes.

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

   Recent Accounting Pronouncements
   --------------------------------
   The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for
Stock-Based Compensation." SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock based compensation expense or to continue with the provisions of the Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees" and provide pro-forma disclosures of the effects on net income and earnings per share. The Company has elected to continue to utilize the provisions of APB 25 to account for stock-based compensation. The effect of applying SFAS 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.


2. Acquisitions
   ------------
   On May 5, 1997, the Company acquired all of the assets of ATM Technologies, Inc. of Houston, Texas for $500,000 of Canterbury restricted common stock and the opportunity to earn an additional $840,000 in Canterbury restricted common stock after the first year based on achievement of certain pretax earnings levels. Based on the market price of Canterbury stock as of the purchase date, 457,143 shares were issued to the previous owners of ATM. The Company recorded goodwill in the amount of $413,000 related to the acquisition. Pro forma information is not presented since it does not materially change the reported results of operations.

   On July 1, 1996, the Company acquired the business of ProSoft, L.L.C. of Charlotte, North Carolina for 25,000 shares of Canterbury restricted common stock and the opportunity to earn additional restricted common shares over the next three years based on various levels of increasing profitability. The 25,000 shares issued at closing are guaranteed by Canterbury to have a market value of at least $100,000 ($4.00 per share) at the two year anniversary of the acquisition. Canterbury will issue additional shares at that time if the closing price is not at least $4.00 per share. The results of operations included from July 1, 1996 are insignificant and pro forma results from December 1, 1995 do not materially change actual historical reported results for the year ended November 30, 1996.


3.  Discontinued Operations
    -----------------------
    In November, 1997 the Company decided to discontinue its vocational training segment and closed its last two vocational schools in New Jersey and Nevada.

    On November 30, 1996 the Company sold Landscape Maintenance Services, Inc. which comprised its business maintenance services segment. The proceeds of the sale consisted of both cash and a note receivable totaling $4,500,000. The note is payable in monthly installments of $38,962 (including interest at 8%) through November, 2006 with a final installment of $1,960,503 due December 31, 2006. The note is secured by substantially all assets and business of the buyer. At November 30, 1997, the principal outstanding on the note was $3,981,000 and is included as a component of notes receivable on the accompanying balance sheet.

    On November 30, 1995 the Company sold Star Label Products, Inc. and its wholly-owned subsidiary, Smartwork Graphics, which comprised the specialty printing segment. Star Label was sold to its former owner. The proceeds of the sale consisted of both cash and a note receivable totaling $4,000,000.
The note is payable in montly installments of $33,976 (including interest at 7.79%) through November, 2005 with a final installment of $1,717,945 due December 1, 2005. The note is secured by substantially all assets and business of the buyer. At November 30, 1997, the principal outstanding on the note was $3,339,000 and is included as a component of notes receivable on the accompanying balance sheet. Also the Company issued to the buyer an aggregate of 350,000 options to purchase the common stock of Canterbury at an exercise price of $2.00 per share (bid price at date of grant). The options expire on November 9, 2000. In the opinion of management, the value assigned to these options, is not significant.

    The results of operations and the gain on the sale of these segments has been reported as discontinued operations and prior years financial statements have been restated to reflect the discontinuation of the segments.

    The following is a summary of the results of operations of the Company's discontinued vocational schools, specialty printing and business maintenance services operations:
                                    Year ended November 30,

                                 1997         1996        1995
                                 ----         ----        ----
Revenue                          $   831,048  $15,083,515 $18,570,805
Loss from operations net of
  tax provision/(benefit):
  1997, ($298,224); 1996,
  ($762,417); 1995, $3,760        (1,536,047)  (1,031,761)   (502,889)
Gain on sale, net of tax
  provision of $1,681,649 and
  $1,309,922                        -           2,275,172   1,493,545
                                 -----------  -----------  ----------
Net income (loss)                $(1,536,047)  $1,243,411    $990,656
                                 ===========  ===========  ==========

Costs and expenses for these discontinued operations include $235,000, $1,298,000 and $1,598,000 representing allocated costs from corporate for 1997, 1996 and 1995, respectively.


4.  Property and Equipment
    ---------------------
    Property and equipment, which is recorded at cost, consists of the following:
                                         1997            1996
                                         ----            ----
Land, buildings and improvements         $   725,910     $   725,910
Equipment                                  2,961,376       2,784,475
Furniture and fixtures                     1,107,993       1,087,783
Leased property under capital leases
  and leasehold improvements               1,104,289         884,756
                                         -----------     -----------
                                           5,899,568       5,482,924
Less: Accumulated depreciation            (3,396,291)     (2,754,210)
                                         -----------     -----------
Net property and equipment               $ 2,503,277     $ 2,728,714
                                         ===========     ===========

  Accumulated depreciation of leased property under capital leases totaled $446,000 in 1997. Depreciation expense for 1997, 1996 and 1995 was $568,000,
$524,000 and $500,000, respectively.


5.  Income Taxes
    ------------
    The provision/(benefit) for income taxes for the years ended November 30, 1997, 1996 and 1995 is as follows:

                    1997         1996          1995
Current:
   Federal          $    -        $    -       $  (326,000)
   State                 -           65,000        132,000
                    ----------   ----------    -----------
                         -           65,000       (194,000)
Deferred:            (800,000)    1,167,000      1,460,000
                    ----------   ----------    -----------
                    $(800,000    $1,232,000     $1,266,000
                    ==========   ==========    ===========

The reconciliation of the expected provision/(benefit) for the years ended November 30, 1997, 1996 and 1995 is as follows:
                              1997          1996          1995
Expected tax (benefit)
   at statutory rates         $(1,115,000)  $   985,000   $ 1,007,000
Effect of state taxes (net)      (117,000)      229,000       351,000
Other                                -            6,000      (110,000)
Permanent differences              12,000        12,000        19,000
Increase in valuation allowance   420,000         -            -
                              -----------   -----------   -----------
Total                            (800,000)   $1,232,000    $1,266,000
                              ===========   ===========   ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's tax liabilities and assets as of November 30, 1997 and 1996 are as follows:
                                              November 30,
Deferred tax liabilities:                  1997          1996
                                           ----          ----
Gain recognized in financial
  statements deferred for
  income tax purposes                      $2,234,000    $2,290,000
Tax depreciation in excess of
  book depreciation                           272,000       261,000

Tax amortization in excess of
  book amortization                           389,000       282,000
Other                                         349,500          -
Expenses deductible for tax purposes but
  deferred for financial reporting purposes     -             8,000
                                           ----------    ----------
Total deferred tax liabilities             $3,244,500    $2,841,000
                                           ==========    ==========


                                              November 30,
Deferred tax assets:                       1997          1996
                                           ----          ----
Allowance for doubtful accounts            $1,443,000    $  891,000
Expenses deductible for financial
  reporting purposes but
  deferred for tax reporting purposes         275,000        15,000
Net operating loss carryover                1,741,000     1,913,000
                                           ----------    ----------
Total deferred tax assets                   3,265,000     2,819,000
Valuation allowance                          (563,000)     (778,000)
                                           ----------    ----------
Net deferred tax assets                    $2,896,000    $2,041,000
                                           ==========    ==========

At November 30, 1997, the Company had a loss for federal income tax reporting purposes of $3,238,000 and $9,345,000 for state income tax purposes. Net operating losses for federal tax purposes will begin to expire in 2010. Net operating losses for state tax purposes will expire at various dates through 2002.

6.  Long-Term Debt
    --------------

                                         November 30
Long-term obligations consist of:     1997          1996
                                      ----          ----
Term loan                             $1,576,000    $3,631,250
Revolving credit line                  2,774,620     2,774,620
7% unsecured notes payable, other          5,057         -
Capital lease obligations                373,895       543,638
                                      ----------    ----------
                                       4,729,572     6,949,508
Less:  Current maturities               (872,616)   (2,230,715)
                                      ----------    ----------
                                      $3,856,956    $4,718,793
                                      ==========    ==========

     During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstanding borrowings with Chase were restructured and become due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace
Chase during 1997. A suitable replacement was not found during 1997, and the Company and Chase have agreed to extend their current banking relationship through December 31, 1998 subject to satisfactory documentation of the terms and conditions as agreed. The Company will continue to use its best efforts to replace Chase prior to December, 1998.

     The Company agreed to make principal payments against the term loan throughout 1998. The payments, which total $700,000, will be made monthly during the year. As of February 27, 1998, $50,000 had already been paid to Chase. The revolving credit facility remained at $2,774,600 at December 31,1997, with no additional borrowings or repayments scheduled during fiscal 1998. The capital leases are in the process of being refinanced through another lender.

     Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at November 30, 1997 was 5.6875%. As of November 30, 1997, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

     The long-term debt is secured by substantially all of the assets of the Company. The Company is restricted by its primary lender from paying dividends on its common stock.

     Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $705,057, $3,650,620, $0, $0 and $0 respectively.

     The carrying value of the long-term debt approximates its fair value.

7.  Capital Leases
    --------------
    Capital lease obligations are certain equipment leases which expire in October, 2000. Future payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

          Year ending November 30, 1998               $201,089
          Year ending November 30, 1999                182,015
          Year ending November 30, 2000                 39,729
                                                      --------
          Total minimum lease payments                 422,833
          Less amount representing interest            (48,938)
                                                      --------
          Present value of long-term obligations
            under capital leases                      $373,895
                                                      ========


8.   Leases
     ------
   The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at two different locations. All of the leases have options to renew. Future minimum rental payments under the leases are $1,382,000 in 1998; $1,106,000 in 1999; $913,000 in 2000; $638,000 in 2001; $588,000 in 2002 and $2,808,000
thereafter. Rent expense for the years ended November 30, 1997, 1996 and 1995 was $1,527,000, $1,263,000 and $1,394,000, respectively.

9.   Commitments and Contingencies
     -----------------------------
     The Company is a defendant to several other lawsuits arising out of its normal business activities. In the opinion of management, after consulting with counsel, the Company believes any adverse effect resulting from such actions will not be material to its results of operations or financial position.

     In November, 1996 the Company settled its lawsuit against the previous owners of Landscape Maintenance Companies as reported in last year's Form 10-K. Subsequent to the settlement, in open court, the parties disputed several of the settlement terms. The parties remain in the process of resolving that dispute.

     During fiscal 1995, the Company entered into an amended employment agreement with the President. The term of the agreement is five years and calls for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001 at the same terms.

     The Company also has an amended employment agreement with its Executive Vice President and Chief Operating Officer. The term of the agreement is five years and calls for a base salary of $120,000 for fiscal 1996 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract. For the year ended November 30, 1996 the Executive Vice President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001 at the same terms.

10.  Defined Contribution Plan
     --------------------------
     In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company matches 50% of the first 8% of employee salary deferrals. This match is made in restricted Company common stock based upon the value of the stock each December 31st. The employee match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. The value of the employee match expensed in 1997, 1996 and 1995 was $85,483, $81,940 and $4,793, respectively.


11.  Stock Options and Awards
     -------------------------
     In 1995, the Company established its 1995 Non-Qualified Stock Option Plan. Under the terms of the plan, 1,750,000 options to purchase shares of the Company's common stock may be granted. During fiscal 1997, fiscal 1996 and fiscal 1995, the Company issued 551,500, 428,500 and 146,000 stock options under this plan to employees and consultants. The options were issued at fair market value on the dates of grant and vest immediately. Options issued under this plan totaling 20,000, 0 and 0 were forfeited during fiscal 1997, 1996 and 1995, respectively. Through November 30, 1997, 1996 and 1995 no shares have been exercised or expired. Total optioned shares under the plan at November 30, 1997, 1996 and 1995 were 1,106,000, 574,500 and 146,000, respectively. The options outstanding at November 30, 1997 have exercise prices ranging from $.75 to $3.00.

     Upon establishing the 1995 Non-Qualified Stock Option Plan, the Company ceased issuing options under its 1987 Non-Qualified Stock Option Plan. During 1995, the Company issued a total of 49,026 stock options under this plan to employees and consultants. The options were issued at fair market value on the dates of grant. Options totaling 91,700, 757,324 and 0 expired or were forfeited during fiscal 1997, 1996 and 1995, respectively. Options exercised during fiscal 1997, fiscal 1996 and fiscal 1995 totaled 0, 120,000 and 397,000, respectively. Total optioned shares under the 1987 Non-Qualified Stock Option Plan at November 30, 1997, 1996 and 1995 were 496,726, 588,726 and 1,406,050, respectively. The options outstanding at November 30, 1997 have exercise prices ranging from $2.00 to $5.75 per share. All of these options were available for exercise at November 30, 1997; however, none were exercised.

     There were no charges against results of operations for stock options issued to non-employees for 1997 and 1996 since, in the opinion of management, the value of these options was insignificant.

12.  Stockholders' Equity
     ---------------------
     In August, 1997, the Company completed a private placement of 1,000,000 shares of Class D, 8% Convertible Preferred Stock at a price of $1.00 per share. The Preferred Stock is convertible into Common Stock of the Company at a 20% discount from the market price. Imputed dividends have been accrued in the amount of $250,000 for the year ended November 30, 1997. The preferred shares were available for conversion in November, 1997. An investment banking firm that arranged this private placement received 300,000 warrants as partial consideration. The warrants are exercisable at $.98 and expire in 2002. None of the warrants have been exercised. The Preferred Shares pay a dividend of 8% per annum, payable in its entirety upon conversion, either in cash or common stock at the Company's option. Subsequent to November 30, 1997 all preferred stock and accrued dividends, were converted into 1,842,000 shares of Canterbury common stock.

     During 1997, the Company received net proceeds of $634,782 from private placements of its common stock sold to investors at prices ranging from $.47 of $1.00 per share.

     During 1996, the Company received net proceeds of $1,468,153 from a private placement of its common stock sold to investors at prices ranging from $1.41 to $1.50 per share. Also during the year, all outstanding Class C Convertible preferred stock was converted into 572,000 shares of Company common stock.

     Also during 1995, the Company received net proceeds of $1,361,000 from a private placement of its common stock sold to investors at prices ranging from $.80 to $2.06 per share.


13.  Related Party Transactions
     --------------------------
     In 1993, the Company sold previously charged off accounts receivable to an unaffiliated third party for $62,000 in cash and a secured, non-recourse, interest bearing note of $560,000. In 1997, the third party maker of the note defaulted and the collateral was not available to satisfy the unpaid balance. The Company, in its collection effort, has thus far received as replacement collateral, common stock in a public company. Certain officers and directors of Canterbury have a significant ownership interest in this public company. These officers and directors became affiliated with the maker of the note in 1997 as a result of their ownership in the public company that the note maker has recently offered as collateral. Management of the Company has estimated the current value of the collateral received to be $110,000 and has charged $450,000 as other expenses in continuing operations in fiscal 1997 representing the difference between the approximate current value of the collateral and the unpaid balance of the note receivable. The Company is attempting to obtain additional collateral or payments to reduce the collateral shortfall. During fiscal 1997, the Company received shares representing approximately a 5% interest in the public company for services rendered.

     In 1996, the Company paid $120,000 and issued 150,000 stock options with an option price of $1.03 per share to a related party for legal and consulting fees provided. During November, 1996 the Company allowed corporate counsel to exercise 50,000 stock options for a note receivable. At November 30, 1997 and 1996, the total notes receivable plus accrued interest for corporate officers, corporate counsel and certain consultants totaled $342,000 and $494,000, respectively. The notes are collateralized by the common stock. Interest rates range from 6% to 7%.

     During 1997 the Company paid corporate counsel a $100,000 facilitation fee in connection with the private placement of the Class D, 8% convertible preferred stock.

15.  Advertising
     ------------
     The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $373,000, $425,000 and $432,000 for 1997, 1996 and 1995, respectively.