Form 10-Q
period 1998-03-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1998-04-14
CIK 794927

                                FORM 10-Q
                                ---------

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                      ----------------------------------


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For Quarter Ended:                     Commission File Number:
        February 28, 1998                               0-15588


                     CANTERBURY INFORMATION TECHNOLOGY, INC.
                     ---------------------------------------
            (Exact name of registrant as specified in its charter)


           Pennsylvania                           23-2170505
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

           X     Yes                                       No
        --------                                 ---------

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 6,066,268 shares.

FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

                     CANTERBURY INFORMATION TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEET
                     --------------------------------------

ASSETS
------
                                       February 28,
                                          1998              November 30,
                                       (Unaudited)             1997
                                    -----------------    ----------------
Current Assets:
    Cash and cash equivalents            $ 89,524           $  295,936
    Accounts receivable, net            1,387,776            1,332,518
    Notes receivable                      424,700              424,700
    Prepaid expenses and
      other assets                        890,701              770,173
    Deferred income tax benefit         2,896,000            2,896,000
                                      -----------           ----------
      Total Current Assets              5,688,701            5,719,327


    Property and equipment
      at cost, net of accumulated
      depreciation and amortization
      of $3,537,000 and $3,396,000      2,405,847            2,503,277
    Goodwill net of accumulated
      amortization of $1,596,000
      and $1,492,000                    8,812,146            8,916,221
    Notes receivable                    8,258,697            8,371,548
    Other assets                          276,728              276,728
                                       ----------           ----------
      Total Assets                    $25,442,119          $25,787,101
                                      ===========          ===========



See Accompanying Notes

FORM 10-Q

                      CANTERBURY INFORMATION TECHNOLOGY, INC.
                            CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                                         February 28,
                                            1998                  November 30,
                                         (Unaudited)                 1997
                                       ---------------          --------------

Current Liabilities:
  Accounts payable - trade              $    271,021            $    467,855
  Accrued expenses                           430,485                 912,306
  Unearned tuition income                    984,370                 828,469
  Current portion, long-term
    debt                                     829,854                 872,616
                                        ------------            ------------
    Total Current Liabilities              2,515,730               3,081,246

  Long-term debt                           3,822,135               3,856,956

  Deferred income tax liability            3,287,533               3,244,500


Shareholders' Equity:
  Convertible preferred stock, Series D,
    no par value, 1,000,000 shares
    authorized, 0 and 1,000,000
    issued and outstanding                     -                   1,043,841

  Common stock, $.001 par value, 50,000,000
    shares authorized; 6,066,000 and 5,417,000
    issued and outstanding                     6,066                   5,417

    Additional paid in capital            17,085,542              15,980,044

  Retained earnings                         (867,587)             (1,017,603)
  Treasury stock                            (407,300)               (407,300)
                                        ------------            ------------
    Total Shareholders' Equity            15,816,721              15,604,399
                                        ------------            ------------

  Total Liabilities and
    Shareholders' Equity                $ 25,442,119            $ 25,787,101
                                        ============            ============
See Accompanying Notes

FORM 10-Q

                      CANTERBURY INFORMATION TECHNOLOGY, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month periods ended February 28, 1998, and February 28, 1997, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for
the respective periods have been included.   Quarterly results of operations
are not necessarily indicative of results for the full year.

                                                    Three-Months Ended
                                                       February 28,
                                                    ------------------
                                                       (Unaudited)
                                                 1998             1997
                                               --------         --------

     Net revenues                                $2,783,904     $2,822,275
     Costs and expenses                           1,255,049      1,441,526
                                                -----------    -----------
     Gross profit                                 1,528,855      1,380,749
     Selling                                        520,171        422,743
     General and administrative                     947,930        841,129
                                                -----------    -----------
     Total operating expenses                     1,468,101      1,263,872
     Other (income)/expenses
          Interest income                          (144,548)      (160,608)
          Interest expense                           92,841        121,182
          Other                                     (87,560)        10,584
                                               ------------     ----------
     Income before provision for
          income taxes and
          discontinued operation                    200,021        145,719
     Provision for income taxes                      50,005         55,000
                                               ------------     ----------
     Income from continuing operations              150,016         90,719
     Discontinued operation
          Income from discontinued operation
               net of income taxes of $10,000        -              15,473
                                               ------------     ----------
     Net income                                  $  150,016     $  106,192
                                               ============     ==========
          Basic earnings per share:
               Income from continuing
                 operations                             .03            .02
               Discontinued operation                  -               -

                                                 ----------     ----------
               Net income per share              $      .03     $      .02
                                                 ==========     ==========
          Weighted average shares outstanding:
               Basic                              5,753,900      5,043,700
                                                ===========    ===========

See Accompanying Notes

FORM 10-Q

                     CANTERBURY INFORMATION TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE-MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

                                                 February 28     February 28
                                                    1998            1997
                                                 -----------     -----------
Operating activities:
  Net income                                      $150,016        $   90,719
  Adjustments to reconcile net income to net cash
    used in operating activities from
    continuing operations:
      Depreciation and amortization                245,097           247,825
      Provision for losses on accounts receivable    4,500            12,000
      Deferred income taxes                            -                 -
      Gain from discontinued operations
      Other noncash items                           62,307             86,542
      Changes in operating assets, net of
       acquisitions
        Accounts receivable                        (59,758)           (12,136)
        Prepaid expenses and other assets         (120,528)          (199,380)
        Income taxes                                43,033            (29,210)
        Accounts payable                          (196,834)             6,949
        Accrued expenses                          (481,821)           (56,704)
        Unearned tuition income                    155,901           (124,805)
                                                ----------          ---------
  Net cash used in operating activities
    of continuing operations                      (198,087)            21,800
                                                ----------          ---------
Investing activities:
    Capital expenditures, net                     (43,593)            (27,112)
                                                ----------          ---------
  Net cash used in investing activities
    of continuing operations                      (43,593)            (27,112)
                                                ----------          ---------
Financing activities:
    Principal payments on long term debt          (77,583)            (77,484)
    Proceeds from payments on notes receivable    112,851             432,370
    Proceeds from issuance of common stock, net       -               360,034
                                                ---------           ---------
  Net cash provided by financing activities from
    continuing operations                          35,268             714,920
Cash used in discontinued operations                  -               (94,761)
                                                ---------           ---------
Net increase (decrease) in cash                  (206,412)            804,369
Cash, beginning of year                           295,936             440,178
                                                ---------           ---------
Cash, end of year                               $  89,524          $1,244,547
                                                =========          ==========
See Accompanying Notes

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

     Statement of Cash Flows
     -----------------------
     For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand. In 1997, the Company changed the presentation of its statement of cash flows from the direct to the indirect method. Accordingly, amounts for 1996 were changed for comparative purposes.

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

FORM 10-Q
                     CANTERBURY INFORMATION TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

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

     Earnings Per Share
     ------------------
     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. As of February 28, 1998, there were no dilutive securities outstanding, and as of February 28, 1997, the difference between basic and diluted outstanding shares was deemed immaterial.

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


2.   Discontinued Operation
     ----------------------

     In November, 1997 the Company decided to discontinue its vocational training segment and closed its last two vocational schools in New Jersey and Nevada. The results of operations has been reported as a discontinued operation and the financial statements for the quarter ended February 28, 1997 have been restated to reflect such. The net assets of discontinued operations are immaterial.

FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     The following is a summary of the results of operations of the Company's vocational school segment.
                                            Three Months ended
                                             February 28, 1997
                                             -----------------
                     Revenue                     $ 352,004
                     Income from operations
                       (net of taxes of $10,000)    15,473


3.   Property and Equipment
     ----------------------

     Property and equipment consists of the following:

                                          February 28,  November 30,
                                             1998          1997
                                          ------------  ------------
     Land, buildings and improvements   $   725,910     $  725,910
     Equipment                            2,986,188      2,961,376
     Furniture and fixtures               1,126,774      1,107,993
     Leased property under capital
          leases and leasehold
          improvements                    1,104,289      1,104,289
                                          ---------      ---------
                                          5,943,161      5,899,568

          Less: accumulated depreciation
          and amortization               (3,537,314)    (3,396,291)
                                         ----------     ----------
          Net property and equipment    $ 2,405,847    $ 2,503,277
                                        ===========    ===========

4.   Long-Term Debt
     --------------
                                       February 28,   November 30,
                                           1998           1997
                                       ------------   ------------
     Long-term obligations consist of:
          Term loan                      1,526,000      1,576,000
          Revolving credit line          2,774,620      2,774,620
          7% unsecured notes payable,
            other                            3,296          5,057
     Capital lease obligations             348,073        373,895
                                        ----------      ---------
                                         4,651,989      4,729,572
     Less:  Current maturities            (829,854)      (872,614)
                                        ----------      ---------
                                       $ 3,822,135     $3,856,956

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

     The Company agreed to make principal payments against the term loan throughout 1998. The payments, which total $700,000, will be made monthly during the year. As of March 31, 1998, $100,000 had already been paid to Chase. The revolving credit facility remained at $2,774,600 at December 31,1997, with no additional borrowings or repayments scheduled during fiscal 1998.

     Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at February 28, 1998 was 5.625%. As of February 28, 1998, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

     The long-term debt is secured by substantially all of the assets of the Company. The Company is restricted by its primary lender from paying dividends on its common stock.

     Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately
$4,303,916, $0, $0, $0 and $0 respectively.

     The carrying value of the long-term debt approximates its fair value.

FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)

5.   Capital Leases
     --------------

     Capital lease obligations are certain equipment leases which expire in October, 2000. Future payments under capitalized leases, together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

Year ending November 30, 1998            $171,761
Year ending November 30, 1999             187,038
Year ending November 30, 2000              44,753
                                        ---------
Total minimum lease payments              403,552
Less amount representing interest         (55,479)
                                        ---------
Present value of long-term obligations
  under capital leases                   $348,073
                                        =========

6.   Stockholders' Equity
     --------------------

     Faced with the possibility of losing its NASDAQ National Market listing because of NASDAQ's minimum stock price listing requirements, the Company's Board of Directors decided to reverse split its common stock on a one for three basis. This stock split took place on April 14, 1998. As a result of the reverse split, the Company's issued and outstanding common stock was reduced from 18,199,000 shares to 6,066,000 shares, and its public float was reduced from approximately 12,000,000 shares to approximately 4,000,000 shares. The balance sheets at November 30, 1997 and February 28, 1998, as well as the earnings per share calculations have been adjusted to reflect this reverse split.


Item 2.   Management's Discussion of Financial Condition and Results of
          Operations
          -------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Working capital at February 28, 1998 was $3,173,000. This was an increase of $535,000 over November 30, 1997. Reductions in accounts payable and accrued expenses were the primary reason for the improvement. The Company and its primary lender, Chase Manhattan
Bank, agreed to extend their banking relationship until December 31, 1998.
The Company has agreed to make scheduled term debt payments totaling $700,000 in fiscal 1998. As of March 31, 1998, $100,000 has been paid to Chase per the agreement. The Company and Chase have agreed that all defaults under the previous lending agreements were permanently waived and the Company would use its best efforts to replace Chase during 1998.

FORM 10-Q
                     CANTERBURY INFORMATION TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     Cash flow from continuing operations for the three months ended February 28, 1998 was ($198,000), a decrease of $220,000 from the previous year. Management anticipated this temporary cash shortfall and believes based on the projected results of operations, that cash flow from continuing operations will turn positive in the second fiscal quarter of 1998 and remain positive for the balance of the year.

Results of Operations
---------------------

     Revenues
     --------
     Revenues for the three months ended February 28, 1998 decreased by $39,000 (1%) over the comparable three-month period in fiscal 1997.

     Costs and Expenses
     ------------------
     Costs and expenses for the three months ended February 28, 1998 decreased by $186,000 (13%) due primarily to a reduction in labor and facilities costs.

     Selling expenses for the quarter ended February 28, 1998 increased by $97,000 (23%) over the same quarter in fiscal 1997. The increase is attributable to the increased sales staff at CALC/Canterbury. This increase in personnel was planned for in late 1997. The increased staff should begin to fully contribute to increased sales beginning in the second quarter of fiscal 1998.

     General and administrative costs increased by $107,000 (13%) over the previous year. The cost of programming for a new operational accounting system at CALC/Canterbury is the major reason for this increase. The new system will allow for both Year 2000 compliance and increased reporting and processing capabilities.

                         PART II - OTHER INFORMATION
                        -----------------------------

Item 1     Legal Proceedings
             No additional legal proceedings were either initiated or brought against the Company during the first fiscal quarter.

Item 2     Changes in Securities
             None

Item 3     Defaults Upon Senior Securities
             None

Item 4     Submission of Matters to a Vote of Security Holders
             None

Item 5     Other Information
             As a subsequent event, the Company effected a 1 for 3 reverse split and change of NASDAQ symbol "CITI" on April 14, 1998.

Item 6     Exhibits and Reports on Form 8-K
               (a)  Exhibits:  None
                    Reports on Form 8-K:  None

FORM 10-Q

                    CANTERBURY INFORMATION TECHNOLOGY, INC.



                                 SIGNATURES
                                ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANTERBURY INFORMATION
                                TECHNOLOGY, INC.
                                (Registrant)


                                By/s/ Stanton M. Pikus
                                ----------------------------------
                                Stanton M. Pikus
                                President
                                (Chief Executive Officer and
                                 duly authorized signer)


                                By/s/ Kevin J. McAndrew
                                ----------------------------------
                                Kevin J. McAndrew, C.P.A.
                                Chief Operating Officer, Executive
                                Vice President,(Chief Financial Officer
                                and duly authorized signer)








April 15, 1998