Form 10-Q
period 1998-05-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1998-07-15
CIK 794927

                                  FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                -------------------------------------------------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended:                                  Commission File Number:
May 31, 1998                                                        0-15588


                     CANTERBURY INFORMATION TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                   23-2170505
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

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 6,068,163 shares.

FORM 10-Q


                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

                    CANTERBURY INFORMATION TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

ASSETS
------
                                            May 31,
                                             1998         November 30,
                                          (Unaudited)        1997
                                          -----------     ------------
Current Assets:
  Cash and cash equivalents                $119,860      $  295,936
  Accounts receivable, net                1,577,625       1,332,518
  Notes receivable                          430,757         424,700
  Prepaid expenses and
    other assets                          1,081,688         770,173
  Deferred income tax benefit             2,896,000       2,896,000
                                          ---------       ---------
    Total Current Assets                  6,105,930       5,719,327


  Property and equipment
    at cost, net of accumulated
    depreciation and amortization
    of $3,683,000 and $3,396,000          2,420,364       2,503,277
  Goodwill net of accumulated amortization
    of $1,700,000 and $1,492,000          8,708,073       8,916,221
  Notes receivable                        8,175,716       8,371,548
  Other assets                              261,808         276,728
                                         ----------      ----------
    Total Assets                        $25,671,891     $25,787,101
                                        ===========     ===========

                        See Accompanying Notes

FORM 10-Q

               CANTERBURY INFORMATION TECHNOLOGY, INC.
                    CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                                     May 31,
                                      1998        November 30,
                                   (Unaudited)        1997
                                   -----------    ------------
Current Liabilities:
  Accounts payable - trade         $    399,761     $  467,855
  Accrued expenses                      358,618        912,306
  Unearned tuition income               965,590        828,469
  Current portion, long-term debt       709,167        872,616
                                        -------        -------
    Total Current Liabilities         2,433,136      3,081,246

  Long-term debt                      3,869,357      3,856,956

  Deferred income tax liability       3,311,445      3,244,500

Shareholders' Equity:
  Convertible preferred stock, Series D,
    no par value, 1,000,000 shares
    authorized; 0 and 1,000,000
    issued and outstanding                -          1,043,841

  Common stock, $.001 par value,
    50,000,000 shares authorized;
    6,068,000 and 5,417,000
    issued and outstanding                6,068          5,417
    Additional paid in capital       17,085,540     15,980,044
  Retained earnings                    (626,355)    (1,017,603)
  Treasury stock                       (407,300)      (407,300)
                                        -------        -------
    Total Shareholders' Equity       16,057,953     15,604,399
                                     ----------     ----------
    Total Liabilities and
      Shareholders' Equity         $ 25,671,891   $ 25,787,101
                                   ============   ============

                           See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and six-month periods ended May 31, 1998, and May 31, 1997, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                             Three months ended        Six months ended
                                   May 31,                  May 31,
                                (Unaudited)               (Unaudited)
                                 ----------                ---------
                            1998           1997        1998          1997
                            ----           ----        ----          ----
Net revenues             $3,437,546     $3,837,656  $6,221,450     $6,659,931
Costs and expenses        1,901,386      1,717,185   3,156,435      3,158,711
                         ----------     ----------  ----------      ---------
Gross profit              1,536,160      2,120,471   3,065,015      3,501,220
Selling                     487,391        442,743   1,007,562        865,486
General and administrative  993,763      1,066,260   1,941,693      1,907,389
                           --------      ---------   ---------      ---------
Total operating
 expenses                 1,481,154      1,509,003   2,949,255      2,772,875
Other (income)/expenses
 Interest income           (354,022)      (147,488)  (498,570)       (308,096)
 Interest expense           104,086        127,339    196,927         248,521
 Other                      (16,701)           (11)  (104,261)         10,573
                           --------       --------    -------      ----------
Income before provision for
 income taxes and
 discontinue operation      321,643        631,628    521,664         777,347

Provision for income taxes   80,411        240,000    130,416         295,000
                         ----------     ----------  ---------        --------
Income from continuing
 operations                 241,232        391,628    391,248         482,347
Discontinued operation
  Income from discontinued
  operation net of income
  taxes of $24,000
  and $34,000                 -             40,337         -          55,810
                         ----------      ---------  ---------      ---------
Net income               $  241,232      $ 431,965  $ 391,248     $  538,157
                         ==========      =========  =========       ========
Basic earnings per share:
  Basic
   Income from continuing
     operations          $      .04      $     .07  $     .07     $      .09
   Discontinued operation        -             .01       -               .01
                         ----------      ---------   --------      ---------
   Net income per share  $      .04      $     .08  $     .07      $     .10
                         ==========      =========  =========      =========
Weighted average
 shares outstanding:
 Basic                    6,031,000      5,310,000  5,890,000      5,202,000

                        See Accompanying Notes

FORM 10-Q

                  CANTERBURY INFORMATION TECHNOLOGY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX-MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                                                    May 31,      May 31,
                                                     1998         1997
                                                  (Unaudited)  (Unaudited)
                                                   ---------    ---------

Operating activities:
  Net income from continuing operations             $391,248  $  482,347
  Adjustments to reconcile net income to
    net cash used in operating activities
    from continuing operations:
     Depreciation and amortization                   498,670     559,275
     Provision for losses on accounts
       receivable                                      9,000     132,568
     Deferred income taxes                            66,945    (300,000)
     Other noncash items                              62,307        -
     Changes in operating assets, net of
        acquisitions
     Accounts receivable                            (254,107)   (358,792)
     Prepaid expenses and other assets              (296,595)   (196,361)
     Income taxes                                       -         66,010
     Accounts payable                                (68,094)    (32,519)
     Accrued expenses                               (553,689)    (37,024)
     Unearned tuition income                         137,121    (150,259)
                                                    --------    --------
  Net cash provided by/(used in) operating
    activities of continuing operations               (7,194)     165,245
                                                    --------     --------
Investing activities:
     Capital expenditures, net                       (207,609)    (261,331)
     Collection on notes receivable                   189,775      497,221
                                                    ---------    ---------
  Net cash provided by/(used in)
    investing activities of continuing
    operations                                       (17,834)    (235,890)
                                                   ---------    ---------
Financing activities:
     Principal payments on long term debt            (95,030)     (98,436)
     Proceeds from issuance of common stock, net        -         438,034
     Proceeds from long term debt                    143,982      113,473
     Repayment on term loan                         (200,000)    (918,750)
                                                   ---------    ---------
  Net cash used in financing activities
    from continuing operations                      (151,048)    (465,679)
Cash provided by discontinued operations               -           77,810
                                                  ----------    ---------
Net increase (decrease) in cash                     (176,076)      13,266
Cash, beginning of year                              295,936      440,178
                                                  ----------    ---------
Cash, end of year                                 $  119,860    $453,444
                                                  ==========    ========

                            See Accompanying Notes

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations and Summary of Significant Accounting Policies
-------------------------------------------------------------

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

Statement of Cash Flows
-----------------------
For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand. In 1997, the Company changed the presentation of its statement of cash flows from the direct to the indirect method. Accordingly, amounts for 1997 were changed for comparative purposes.

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

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)
Earnings Per Share
------------------
Effective December, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. As of May 31, 1998, there were no dilutive securities outstanding, and as of May 31, 1997, the difference between basic and diluted outstanding shares was deemed immaterial. Due to the April, 1998 1 for 3 reverse stock split, some changes to reported EPS in 1997 have occurred due to rounding. The change is not deemed material.

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


2.  Discontinued Operation
--------------------------
In November, 1997 the Company decided to discontinue its vocational training segment and closed its last two vocational schools in New Jersey and Nevada. The results of operations has been reported as a discontinued operation and the financial statements for the quarter ended May 31, 1997 have been restated to reflect such. The net assets of discontinued operations are immaterial.

The following is a summary of the results of operations of the Company's vocational school segment.

                                             Six Months Ended
                                               May 31, 1997
                                               ------------
            Revenue                            $703,201
            Income from discontinued
              operation (net of taxes
              of $34,000)                        55,810

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)
3.   Property and Equipment
---------------------------

Property and equipment consists of the following:

                                        May 31      November 30,
                                         1998          1997
                                        ------        ------
     Land, buildings and improvements $   725,910   $  725,910
     Equipment                          2,992,480    2,961,376
     Furniture and fixtures             1,273,414    1,107,993
     Leased property under capital
     leases and leasehold improvements  1,111,366    1,104,289
                                      -----------   -----------

                                        6,103,170    5,899,568

     Less: accumulated depreciation
     and amortization                  (3,682,806)  (3,396,291)
                                      -----------   ----------
     Net property and equipment       $ 2,420,364  $ 2,503,277
                                      ===========  ===========
4.   Long-Term Debt
-------------------
                                         May 31,    November 30,
                                          1998          1997
                                         ------        ------
     Long-term obligations consist of:
     Term loan                          1,376,000   1,576,000
     Revolving credit line              2,774,620   2,774,620
     7% unsecured notes payable, other      1,535       5,057
     Capital lease obligations            426,369     373,895
                                        ---------   ---------
                                        4,578,524   4,729,572
     Less:  Current maturities           (709,167)   (872,616)
                                        ---------   ---------
                                      $ 3,869,357  $3,856,956
                                       ==========  ==========

During 1996 the Company and its primary lender, Chase Manhattan Bank, instituted litigation, each claiming that the other party violated the terms of the credit agreement. As a result, the debt was declared in default. In February, 1997, the litigation was settled and all outstanding borrowings with Chase were restructured and became due on December 31, 1997. The Company and Chase agreed that all alleged defaults under the previous agreements were permanently waived and the Company would use its best efforts to replace Chase during 1997. A suitable replacement was not found during 1997, and the Company and Chase have agreed to extend their current banking relationship through December 31, 1998 subject to satisfactory documentation of the terms and conditions as agreed. The Company will continue to use its best efforts to replace Chase prior to December, 1998.

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

The Company agreed to make principal payments against the term loan throughout 1998. The payments, which total $700,000, will be made monthly during the year. As of May 31, 1998, $200,000 had already been paid to Chase. The revolving credit facility remained at $2,774,600 at December 31,1997, with no additional borrowings or repayments scheduled during fiscal 1998.

Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at May 31, 1998 was 5.656%. As of May 31, 1998, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

The long-term debt is secured by substantially all of the assets of the Company. The Company is restricted by its primary lender from paying dividends on its common stock.

Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $4,152,000, $0, $0, $0 and $0 respectively.

The carrying value of the long-term debt approximates its fair value.

5.    Capital Leases
--------------------

Capital lease obligations are certain equipment leases which expire in October, 2000. Future payments under capitalized leases, together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

Year ending November 30, 1998            $116,192
Year ending November 30, 1999             213,309
Year ending November 30, 2000 - 2003      131,672
                                         --------
Total minimum lease payments              461,173
Less amount representing interest         (34,804)
                                         --------
Present value of long-term
 obligations under capital leases        $426,369
                                         ========
6.    Stockholders' Equity
--------------------------

Faced with the possibility of losing its NASDAQ National Market listing because of NASDAQ's minimum stock price listing requirements, the Company's Board of Directors decided to reverse split its common stock on a one for three basis. This stock split took place on April 14, 1998. As a result of the reverse split, the Company's issued and outstanding common stock was reduced from 18,199,000 shares to 6,066,000 shares, and its public float was reduced from approximately 12,000,000 shares to approximately 4,000,000 shares. The balance sheets at November 30, 1997 and May 31, 1998, as well as the earnings per share calculations have been adjusted to reflect this reverse split.

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
Working capital at May 31, 1998 was $3,573,000. This was an increase of $935,000 over November 30, 1997. Reductions in accounts payable and accrued expenses were the primary reason for the improvement. The Company and its primary lender, Chase Manhattan Bank, agreed to extend their banking relationship until December 31, 1998. The Company has agreed to make scheduled term debt payments totaling $700,000 in fiscal 1998. As of May 31, 1998, $200,000 has been paid to Chase per the agreement. The Company and Chase have agreed that all defaults under the previous lending agreements were permanently waived and the Company would use its best efforts to replace Chase during 1998.

Cash flow from continuing operations for the six months ended May 31, 1998 was ($7,194), a decrease of $172,439 from the previous year. Management anticipated this temporary cash shortfall and believes based on the projected results of operations, that cash flow from continuing operations will turn positive in the third quarter of 1998 and remain positive for the balance of the year.

Results of Operations
---------------------

Revenues
--------
Revenues for the three months ended May 31, 1998 decreased by $400,000 (11%) over the comparable three-month period in fiscal 1997; and for the six-month period ended May 31, 1998, revenues were lower by $439,000 (7%). This reduction was due to lower enrollments in public classes for the computer training subsidiaries. As the subsidiaries move toward providing other technical services related to the information technology industry, this revenue shortfall should be compensated for by increases in non-traditional revenue streams.

Costs and Expenses
------------------
Costs and expenses for the three months ended May 31, 1998 increased by $184,000 (11%) due primarily to a increase in labor and facilities costs. The relocation of CALC/Canterbury's corporate office as well as its largest New Jersey training center contributed significantly to this increase. A majority of these costs should be non-recurring in nature.

Selling expenses for the quarter ended May 31, 1998 increased by $45,000 (11%) over the same quarter in fiscal 1997. The increase in sales at MSI/Canterbury and subsequent commissions are the major reason for the increase. For the six-month period ending May 31, 1998, selling expense increased $142,000 (17%) due to the increased sales staff at CALC/Canterbury. The increase in personnel was planned for in late 1997.

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

General and administrative costs decreased by $72,000 (7%) over the previous year. The reduction in the bad debt provision was the major cause for the decease. For the six months ended May 31, 1998, general and administrative expenses decreased $34,000 (2%). The net effect of the decrease in bad debt along with the increase associated with the programming of CALC/Canterbury's new operational accounting system (Year 2000 Compliant) is the reason for the reduction.

Interest income for the quarter increased $207,000 (141%) over the same period in 1997 and for the six-month period ended May 31, 1998 interest income was higher by $190,000 (62%). The increase is due to the accrual of the interest associated with the Landscape Maintenance Services (LMS) portion of the Chase revolver loan. This interest has yet to be collected from LMS. No interest income was accrued in Fiscal 1997.

FORM 10-Q

                           PART II - OTHER INFORMATION
                           ---------------------------
Item 1    Legal Proceedings
------
          No additional legal proceedings were either initiated or brought against the Company during the second fiscal quarter.

Item 2    Changes in Securities
------
          None

Item 3    Defaults Upon Senior Securities
------
          None

Item 4    Submission of Matters to a Vote of Security Holders
------
          None

Item 5    Other Information
------
          None

Item 6    Exhibits and Reports on Form 8-K
------
          (a)  Exhibits:  None.

          Reports on Form 8-K:

          (a) A Form 8-K was filed on April 14, 1998 for the event reported April 2, 1998 wherein the Board of Directors declared a one for three reverse stock split of the Registrant's common stock. In addition, and as a result of the one for three reverse stock split, the Board of Directors changed the trading symbol of the Registrant's common stock from "XCEL" to "CITI".

FORM 10-Q
                  CANTERBURY INFORMATION TECHNOLOGY, INC.

                                SIGNATURES
                                ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              CANTERBURY INFORMATION TECHNOLOGY, INC.
              ---------------------------------------
              (Registrant)


              By/s/ Stanton M. Pikus
                -------------------------------------
                Stanton M. Pikus
                President
                (Chief Executive Officer and duly authorized
                signer)


              By/s/ Kevin J. McAndrew
                -------------------------------------
                Kevin J. McAndrew, C.P.A.
                Chief Operating Officer, Executive Vice
                President(Chief Financial Officer and
                duly authorized signer)








July 15, 1998