Form 10-Q
period 1998-08-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1998-10-15
CIK 794927

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                  --------------------------------

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For Quarter Ended:                                Commission File Number:
August 31, 1998                                        0-15588


               CANTERBURY INFORMATION TECHNOLOGY, INC.
            ---------------------------------------------
       (Exact name of registrant as specified in its charter)


     Pennsylvania                                 23-2170505
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


ASSETS
------
                                    August 31,
                                      1998             November 30,
                                   (Unaudited)            1997
                                    ---------          ------------

Current Assets:
  Cash and cash equivalents        $  80,482           $    295,936
  Accounts receivable, net         1,571,413              1,332,518
  Notes receivable                   430,757                424,700
  Prepaid expenses and
     other assets                  1,092,735                770,173
  Deferred income tax benefit      2,896,000              2,896,000
                                   ---------            -----------

      Total Current Assets         6,071,387              5,719,327


  Property and equipment
     at cost, net of accumulated
     depreciation and amortization
     of $3,834,000 and $3,396,000  2,457,320              2,503,277
  Goodwill net of accumulated
     amortization of $1,901,000
     and $1,492,000                8,603,997              8,916,221
  Notes receivable                 8,097,263              8,371,548
  Other assets                       266,769                276,728
                                   ---------              ---------
     Total Assets                $25,496,736            $25,787,101
                                 ===========            ===========



                       See Accompanying Notes

FORM 10-Q

               CANTERBURY INFORMATION TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                              August 31,
                                                1998             November 30,
                                            (Unaudited)              1997
                                            -----------          ------------
Current Liabilities:
  Accounts payable - trade                $    403,633            $    467,855
  Accrued expenses                             162,425                 912,306
  Unearned tuition income                      924,799                 828,469
  Current portion, long-term
   debt                                        587,668                 872,616
                                             ---------               ---------

   Total Current Liabilities                 2,078,525               3,081,246

  Long-term debt                             3,819,000               3,856,956

  Deferred income tax liability              3,361,425               3,244,500


Shareholders' Equity:
  Convertible preferred stock, Series D,
   no par value, 1,000,000 shares
   authorized; 0 and 1,000,000 issued
   and outstanding                                -                  1,043,841

  Common stock, $.001 par value, 50,000,000
   shares authorized; 6,068,000 and 5,417,000
   issued and outstanding                        6,068                   5,417

 Additional paid in capital                 17,085,540              15,980,044

  Retained earnings                           (446,522)             (1,017,603)
  Treasury stock                              (407,300)               (407,300)
                                           -----------              ----------
   Total Shareholders' Equity               16,237,786              15,604,399
                                           -----------              ----------

   Total Liabilities and
     Shareholders' Equity                 $ 25,496,736            $ 25,787,101
                                          ============            ============


                        See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                   CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and nine-month periods ended August 31, 1998, and August 31, 1997, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                  Three months ended          Nine months ended
                                       August 31,                  August 31,
                                      (Unaudited)                 (Unaudited)
                                  ---------------------------------------------
                                  1998            1997         1998        1997

Net revenues                   $3,215,032  $3,759,509   $9,436,482 $10,419,440
Costs and expenses              1,752,545   1,521,449    4,908,980   4,680,160
                               ----------  ----------   ---------- -----------
Gross profit                    1,462,487   2,238,060    4,527,502   5,739,280

Selling                           491,298     439,695    1,498,860   1,305,181
General and
 administrative                   821,760   1,221,876    2,763,453   3,129,265
                               ----------  ----------   ---------- -----------
Total operating expenses        1,313,058   1,661,571    4,262,313   4,434,446

Other (income)/expenses
 Interest income                 (146,243)   (183,999)    (644,814)   (492,095)
 Interest expense                  71,788      60,679      268,715     309,200
 Other                             (5,949)    (51,105)    (110,210)    (40,532)
                               ----------  ----------    ---------  ----------
Income before provision for
 income taxes and
 discontinue operation            229,833     750,914      751,498   1,528,261

Provision for income taxes         50,000     285,000      180,416     581,000
                               ----------  ----------    ---------  ----------
Income from continuing
 operations                       179,833     465,914      571,082     947,261

Discontinued operation
  Income from discontinued
  operation net of income
  taxes of $16,000 and $49,000        -        25,010         -         81,820
                               ----------  ----------    ---------  ----------
Net income                     $  179,833   $ 490,924   $  571,082  $1,029,081
                               ==========  ==========    =========  ==========
Basic earnings per share:
  Basic
   Income from continuing
     operations                $      .03   $     .08    $     .10    $    .18
   Discontinued operation            -            .01        -             .02
                               ----------  ----------   ----------  ----------
   Net income per share        $      .03   $     .09    $     .10     $   .20
                               ==========  ==========   ==========  ==========
Weighted average
 shares outstanding:
 Basic                          6,043,000   5,465,400    5,945,200   5,226,000


                         See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997



                                              August 31,        August 31,
                                                1998               1997
                                             (Unaudited)       (Unaudited)
                                             -----------        ---------

Operating activities:
  Net income from continuing operations         $571,081        $ 947,261
  Adjustments to reconcile net income to
    net cash used in operating activities
    from continuing operations:
      Depreciation and amortization              750,001          818,650
      Provision for losses on accounts
        receivable                                13,000           45,000
      Deferred income taxes                      116,925         (400,000)
      Other noncash items                         62,307             -
      Changes in operating assets, net of
        acquisitions
          Accounts receivable                   (251,895)        (708,635)
          Prepaid expenses and other assets     (312,603)        (193,060)
          Income taxes                              -             112,705
          Accounts payable                       (64,222)         (19,331)
          Accrued expenses                      (749,881)         (63,946)
          Unearned tuition income                 96,330           53,892
                                                --------        ---------
  Net cash provided by operating activities
    of continuing operations                     231,043          592,536
                                                --------        ---------
Investing activities:
    Capital expenditures, net                   (391,821)        (379,997)
    Collection on notes receivable               268,228          754,066
                                                --------        ---------
  Net cash provided by/(used in) investing
    activities of continuing operations         (123,593)         374,069
                                                ---------       ---------
Financing activities:
    Principal payments on long term debt        (141,886)        (335,869)
    Proceeds from issuance of preferred stock       -             766,000
    Proceeds from issuance of common stock, net     -             438,034
    Proceeds from long term debt                 143,982          219,533
    Repayment on term loan                      (325,000)      (1,635,000)
                                                ---------       ----------
  Net cash used in financing activities
    from continuing operations                  (322,904)        (547,302)
Cash provided by discontinued operations            -             218,490
                                               ---------        ----------
Net increase (decrease) in cash                 (215,454)         637,793

Cash, beginning of year                          295,936          440,178
                                              ----------       ----------
Cash, end of year                             $   80,482       $1,077,971
                                              ==========        =========

                          See Accompanying Notes

FORM 10-Q
                CANTERBURY INFORMATION TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations and Summary of Significant Accounting Policies

   Description of Business

   Canterbury Information Technology, Inc. ("the Company") is engaged in the business of providing information technology services which includes operating computer software training companies, a technical staffing company, a management training company and developing and selling software to individuals and corporations in the United States.

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

   Earnings Per Share

   Effective December, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which required the Company to change the method used to compute earnings per share ("EPS") and to restate all prior periods presented. The presentation of primary and fully diluted
EPS has been replaced with basic and diluted EPS, respectively. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the diluted effect of securities that could be exercised or converted into common stock. As of August 31, 1998, there were no dilutive securities outstanding, and as of August 31, 1997, the difference between basic and diluted outstanding shares was deemed immaterial. Due to the April, 1998 1 for 3 reverse stock split, some changes to reported EPS in 1997 have occurred due to rounding. The change is not deemed material.

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

2.  Discontinued Operation

    In November, 1997 the Company decided to discontinue its vocational training segment and closed its last two vocational schools in New Jersey and Nevada. The results of operations has been reported as a discontinued operation and the financial statements for the quarter ended August 31, 1997 have been restated to reflect such. The net assets of discontinued operations are immaterial.

   The following is a summary of the results of operations of the Company's vocational school segment.

                                  Nine Months Ended
                                   August 31, 1997
                                   ---------------
                     Revenue                              $745,050
                     Income from discontinued operation
                           (net of taxes of $49,000)        81,820


3.  Property and Equipment

     Property and equipment consists of the following:

                                                 August 31       November 30,
                                                   1998             1997
                                                   ----             ----
   Land, buildings and improvements            $   725,910       $  725,910
   Equipment                                     3,172,387        2,961,376
   Furniture and fixtures                        1,276,163        1,107,993
   Leased property under capital
     leases and leasehold improvements           1,116,929        1,104,289
                                                ----------       ----------
                                                 6,291,389        5,899,568

   Less: accumulated depreciation
     and amortization                           (3,834,069)      (3,396,291)
                                                ----------       ----------
   Net property and equipment                  $ 2,457,320      $ 2,503,277
                                                ==========      ===========

4. Long-Term Debt
                                                 August 31,      November 30,
                                                  1998              1997
                                                  ----              ----
   Long-term obligations consist of:
     Term loan                                   1,251,000         1,576,000
     Revolving credit line                       2,774,620         2,774,620
     7% unsecured notes payable, other              -                  5,057
   Capital lease obligations                       381,048           373,895
                                                ----------        ----------
                                                 4,406,668         4,729,572
   Less:  Current maturities                      (587,668)         (872,616)
                                                ----------        ----------
                                               $ 3,819,000        $3,856,956
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

   The Company agreed to make principal payments against the term loan throughout 1998. The payments, which total $700,000, will be made monthly during the year. As of August 31, 1998, $325,000 had already been paid to Chase. The revolving credit facility remained at $2,774,600 at December 31, 1997, with no additional borrowings or repayments scheduled during fiscal 1998.

   Interest rates on all outstanding debt will remain at the same rate as before the restructuring. The term loan interest rate is LIBOR plus 3% or the Bank's prime rate plus 1/2%. The revolving credit facility carries an interest rate of LIBOR plus 2 1/2% or the Bank's prime rate of interest. The Company has the right to choose which rate is to be utilized on a periodic basis. The 30 day LIBOR rate at August 31, 1998 was 5.625%. As of August 31, 1998, the Company was in compliance with or has received a waiver on all of the debt covenants relating to both the term loan and the revolving credit facility.

   The long-term debt is secured by substantially all of the assets of the Company. The Company is restricted by its primary lender from paying dividends on its common stock.

   Aggregate maturities on long-term debt for the next five years, exclusive of obligations under capital leases, are approximately $4,026,000, $0, $0, $0 and $0 respectively.

   The carrying value of the long-term debt approximates its fair value.

5. Capital Leases

   Capital lease obligations are certain equipment leases which expire in October, 2000. Future payments under capitalized leases, together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 11% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:


Year ending November 30, 1998              $  58,096
Year ending November 30, 1999                213,309
Year ending November 30, 2000-2003           131,672
                                           ---------
Total minimum lease payments                 403,077
Less amount representing interest            (22,029)
                                           ---------
Present value of long-term obligations
  under capital leases                      $381,048
                                           =========



6. Stockholders' Equity

   Faced with the possibility of losing its NASDAQ National Market listing because of NASDAQ's minimum stock price listing requirements, the Company's Board of Directors decided to reverse split its common stock on a one for three basis. This stock split took place on April 14, 1998. As a result of the reverse split, the Company's issued and outstanding common stock was reduced from 18,199,000 shares to 6,066,000 shares, and its public float was reduced from approximately 12,000,000 shares to approximately 4,000,000 shares. The balance sheets at November 30, 1997 and August 31, 1998, as well as the earnings per share calculations have been adjusted to reflect this reverse split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   Working capital at August 31, 1998 was $3,993,000. This was an increase of $1,355,000 over November 30, 1997. Reductions in the current portion of long-term debt and accrued expenses were the primary reason for the improvement. The Company and its primary lender, Chase Manhattan Bank, agreed to extend their banking relationship until December 31, 1998. The Company has agreed to make scheduled term debt payments totaling $700,000 in fiscal 1998. As of August 31, 1998, $325,000 has been paid to Chase per the agreement. The Company and Chase have agreed that all defaults under the previous lending agreements were permanently waived and the Company would use its best efforts to replace Chase during 1998. Although there is no assurance, the Company is continuing to negotiate with Chase and other lenders to refinance its debt.

   Cash flow from continuing operations for the nine months ended August 31, 1998 was $231,043, a decrease of $361,493 from the previous year. Management believes that based on the projected results of operations that cash flow from continuing operations should remain positive for the balance of the fiscal year.

Results of Operations

   Revenues

   Revenues for the three months ended August 31, 1998 decreased by $544,000 (15%) over the comparable three-month period in fiscal 1997; and for the nine-month period ended August 31, 1998, revenues were lower by $983,000 (10%). This reduction was due to the subsidiaries' transition from offering primarily public classes to providing technical training and services. This revenue shortfall should be short-lived once the transition is fully completed during 1999.

   Costs and Expenses

   Costs and expenses for the three months ended August 31, 1998 increased by $231,000 (16%) due primarily to a increase in technical training and services labor as well as increased facilities costs. For the nine months ended August 31, 1998, costs increased by $229,000 (5%) for the same reasons. Also, the relocation of CALC/Canterbury's corporate office as well as its largest New Jersey training center contributed significantly to this increase.

   Selling expenses for the quarter ended August 31, 1998 increased by $52,000 (12%) over the same quarter in fiscal 1997. For the nine-month period ending August 31, 1998, selling expense increased $194,000 (15%) due to the planned increase in sales staff at CALC/Canterbury as well as the increase in commissions due to MSI/Canterbury's over-performing revenue numbers.

   General and administrative costs decreased by $400,000 (33%) over the previous year. For the nine months ended August 31, 1998, general and administrative expenses decreased $366,000 (12%). Reduced administrative labor expenses as well as reduced overall operating expenses were the reasons for the decrease.

   Interest income for the quarter decreased $38,000 (21%) over the same period in 1997; and for the nine-month period ended August 31, 1998, interest income was higher by $153,000 (32%). The increase is due to the accrual of the interest associated with the Landscape Maintenance Services (LMS) portion of the Chase revolver loan. This interest has yet to be collected from LMS. No interest income was accrued or paid on the revolver in fiscal 1997. It is anticipated that the monies will be collected in the first fiscal quarter of 1999.


                         PART II - OTHER INFORMATION

Item 1     Legal Proceedings

     No additional legal proceedings were either initiated or brought against the Company during the third fiscal quarter.

Item 2     Changes in Securities

     None.

Item 3     Defaults Upon Senior Securities

     None.

Item 4     Submission of Matters to a Vote of Security Holders

     None.

Item 5     Other Information

     None.

Item 6     Exhibits and Reports on Form 8-K

      (a)  Exhibits:  None
      Reports on Form 8-K:
      (a)  None.

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



October 15, 1998