Form 10-K
period 1998-11-30
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1999-03-15
CIK 794927

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
        ------------------------------------------------

                           FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934:

          For the fiscal year ended: November 30, 1998

                Commission File Number: 0-15588


            CANTERBURY INFORMATION TECHNOLOGY, INC.
            ---------------------------------------



             Pennsylvania                          23-2170505
---------------------------------------------      ------------
State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                Identification Number)



  1600 Medford Plaza, Rt. 70 & Hartford Road Medford, New Jersey   08055
-------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


            Issuer's telephone number   (609) 953-0044

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. X

Revenues for the most recent fiscal year were $12,122,879.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 24, 1999 was $5,083,385.

The number of shares outstanding of the issuer's class of common equity, as of February 24, 1999 was 6,420,893.

Documents Incorporated by Reference - Various exhibits from the Company's Form S-3 Registration Statements and such other documents contained in Item 14.

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
     Canterbury Information Technology, Inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology services which includes operating computer software training companies, a management training company and developing and selling software to individuals and corporations. The Company is seeking acquisitions of computer software consulting, technical staffing, Internet and other information technology companies.

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

     Effective April 14, 1998 the Board of Directors declared a one for three reverse stock split of the Registrant's common stock. In addition, and as a result of the one for three reverse stock split, the Board of Directors changed the trading symbol of the Registrant's common stock from XCEL to CITI. All share and per share information has been restated for the one for three reverse stock split.


NARRATIVE DESCRIPTION OF BUSINESS - COMPUTER SOFTWARE
TRAINING/SERVICES
     In June, 1994, the Company acquired Computer
Applications Learning Center (CALC), a New Jersey based computer software training company. Since 1983 CALC has trained corporate workers and managers at its five training centers in New York and New Jersey and on site at Fortune
1000 corporations.   CALC is an authorized training center
for the following major software providers: Microsoft, Lotus, SBT, Borland, WordPerfect, Aldus and Apple. As CALC/Canterbury pursues its business plan to become a technology services provider as well as a corporate trainer for desktop and technical courses, several partnerships and alliances have been formed. Systems integrators, technical staffing companies and CBT courseware providers have all joined forces with CALC/Canterbury to allow the Company to be a more complete technical services vendor to their clients. CALC is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. During 1995, the Company changed the name of CALC to CALC/Canterbury Corp. to more appropriately reflect Canterbury's role in the corporate training industry. In July, 1996 Canterbury purchased ProSoft Training, LLC., a Charlotte, North Carolina based computer software training company. ProSoft is also a Microsoft Solution Provider and is an Authorized Training Center for WordPerfect and Lotus, as well as Microsoft. After the purchase of ProSoft Training, LLC., the company became known as ProSoft/Canterbury.

     Future Plans
     Canterbury expects to expand this line of the business
by:  making acquisitions in the information technology
market of companies that provide complementary products and
services to the significant customer base established over
the past fifteen years of operations; and by entering into
strategic business partnerships to allow the existing sales
force to offer multiple information technology related
services and products.  Over time, as the Company's market
penetration increases, the services that were subcontracted
in the past, will be developed and expanded internally.


NARRATIVE DESCRIPTION OF BUSINESS - MANAGEMENT TRAINING
     In September of 1993, the Company acquired Motivational Systems, Inc., a New Jersey-based management and sales training company. Motivational Systems, since 1970, has trained managers and sales professionals from many Fortune 1000 companies, on a national and international basis. Motivational Systems conducts a wide variety of seminars in management and team development, selling and negotiating, interpersonal communication, executive development, organizational problem solving and project management. During 1995, the Company changed the name of Motivational Systems, Inc. to MSI/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the corporate training industry.

     Future Plans
     This division's planned expansion is projected to occur by extending its current sales effort into contiguous markets around its corporate headquarters in Northern New
Jersey. To date, a sales executive has been hired to penetrate the Philadelphia, Pennsylvania market.

     The other major expansionary plan is to develop, internally, new product offerings for existing and potential customers, based on their specific needs. With several consultants who are exceptional course developers on staff, this process has already resulted in additional product revenue streams.


NARRATIVE DESCRIPTION OF BUSINESS - SOFTWARE DEVELOPMENT
     In May of 1997, the Company acquired ATM Technologies, Inc. (ATM), a Texas-based software consulting and development company, serving clients in national and international markets. ATM has been in business since 1984, specializing in PC-based tracking systems. The Company changed the name of ATM Technologies, Inc. to ATM/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the information technology industry.

     Future Plans
     ATM/Canterbury plans to expand by introducing a newly developed document imaging and PC-based retrieval program integrated into its MasterTrak document tracking program using barcoding. The total program has just recently been packaged with a streamlined touch-screen PC. This major product enhancement of imaging and PC-based retrieval will allow clients with large file rooms to utilize this hardware/software solution to reduce labor costs and increase efficiencies. ATM/Canterbury is also working to expand its base of national and international dealers and to facilitate increased awareness of the tracking system's new imaging software developed by the company.

     Current clients have begun using the MasterTrak software for asset tracking. Based upon current client requests, the company may move toward the development of a software programming enhancement to enable clients to scan and link asset descriptions within the existing tracking system.


MERGER/ACQUISITION PROGRAM
     The Company is seeking the acquisition of profitable companies in the information technology industry to complement and expand the core subsidiaries. This will allow the Company to offer a wide range of products and services on a national basis. Since corporations accessing computer applications training also need computer and software consulting, network and systems development, systems integration, Internet development and application as well as Intranet conversions, the Company plans to be able to provide a fully integrated, comprehensive approach to information technology.


[CAPTION]
BUSINESS MODEL - INFORMATION TECHNOLOGY SERVICES

Computer   Technical  Computer &      Network      Systems  Internet & Intranet
Training   Training   Software          and      Integrators   Consultants
Companies  Companies  Consultants     Systems    -----------   Developers &
CALC/      CALC/      ATM/           Developers                 Providers
Canterbury Canterbury Canterbury         &        Help Lines    Prosoft/
& Prosoft/                           Installers                Canterbury
Canterbury

EMPLOYEES
     As of November 30, 1998, the Company, including all subsidiaries, had 159 employees: 91 full-time employees and 68 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company owns non-operational land and a building in Bedminster, New Jersey which was acquired as part of the Landscape Maintenance acquisition. All other facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $1,285,000 in fiscal year 1999.

     The following table sets forth the locations of the Company including square footage:


Location                                Square Footage

Canterbury Information Technology, Inc.
1600 Medford Plaza
Medford, New Jersey  08055              4,200

ATM/Canterbury Corp.
16840 Barker Springs, Suite C300
Houston, TX  77084                      3,700

Prosoft/Canterbury Corp.
8508 Park Road, #192
Charlotte, NC  28219                    2,300

MSI/Canterbury
400 Lanid Drive
Parsippany, New Jersey  07054           1,800

CALC/Canterbury
500 Lanid Drive
Parsippany, New Jersey  07054           23,500

CALC/Canterbury
780 Third Avenue, Concourse Level One
New York, New York  10017               4,200

CALC/Canterbury
Woodbridge Place, Gill Lane at Route 1
Iselin, New Jersey  08830               6,000

CALC/Canterbury
Park 80 West Plaza
Saddlebrook, New Jersey  07663          5,926

CALC/Canterbury
55 Broadway
New York, New York  10006               7,000


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company's Annual Meeting was held on September 9,
1998, at which time two matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Ernst & Young LLP as the Company's independent auditors and the election of the following Directors: Stanton M. Pikus, Kevin J.
McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M.
Vineberg, Paul L. Shapiro and Frank A. Cappiello.

                            PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company commenced trading in the Over-The-Counter (O-T-C) market subsequent to the closing of its initial public offering on August 29, 1986. Commencing on January 8, 1993, the Company's shares of common stock began trading on NASDAQ's National Market under the stock symbol of SKIL. In March, 1994, the Company's stock symbol was changed to XCEL. As a result of the one for three reverse stock split effective April 14, 1998, the Board of Directors changed the trading symbol stock from XCEL to CITI. The high and low bid prices (adjusted to reflect the 1 for 3 reverse stock split) of the Company's common stock from December 1, 1995 through February 24, 1999 were as follows:
[CAPTION]
           MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

----------------------------------------------------------------------------
1996           1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
              High     Low      High   Low      High   Low    High     Low
Common Stock  8.0625   5.8125   7.125  5.0625   6.375  3.375   4.6875  2.4375
----------------------------------------------------------------------------
1997           1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
              High     Low      High    Low     High   Low    High     Low
Common Stock  5.0625   2.0625   4.4063 2.7188   4.875  2.8125  4.3125  3.0938
---------------------------------------------------------------------------
1998           1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
              High     Low      High    Low     High   Low     High    Low
Common Stock  3.375    1.7813   2.5313 1.125    1.6875  .7813  1        .5
----------------------------------------------------------------------------
1999           1st Quarter
              High     Low
Common Stock  1.5       .5
----------------------------------------------------------------------------

     The approximate number of record holders of the Company's common stock as of November 30, 1998 as determined from the Company's transfer agent's list of record holders was 342. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 5,000 beneficial holders.

     The Company has never declared a dividend on its common stock and does not plan to do so in the near future.


ITEM 6.  SELECTED FINANCIAL DATA

                         1998         1997        1996        1995        1994(1)
Operating data:
Net revenues             $12,112,879 $12,423,452 $12,717,692 $13,005,642  $ 7,548,392
Income (loss) from
continuing operations        581,503    (931,870)    423,157     723,184      186,817
Income (loss) from and gain
 on sale of discontinued
 operations (2)               -       (1,536,047)  1,243,411     990,656   (3,473,610)

Basic per share data:
Income (loss) from
continuing operations           $.10       $(.22)       $.08        $.17         $.05

Discontinued operations         -           (.29)        .26         .23         (.97)
                         -----------  ----------   ---------    --------   ----------
Net income (loss)               $.10       $(.51)       $.34        $.40        $(.92)
                         ===========  ==========   =========    ========   ==========
Balance sheet data:
Total assets             $25,700,415 $25,787,101 $27,400,539 $25,670,332  $23,883,498
Long-term debt             3,720,074   3,856,956   4,718,793   6,572,701    9,545,069

(1) Includes CALC/Canterbury which was acquired in June, 1994.
(2) In November, 1995 the Company sold Star Label Products, Inc., a specialty printing company. In November, 1996, the Company sold Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In November, 1997, the Company closed its last two vocational schools. Prior year financial statements have been restated to reflect the discontinuation of the segments.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement
     When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the word "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (1) the Company's success in attracting new business and success of its mergers & acquisitions program; (2) the competition in the industry in which the Company competes; (3) the Company's ability to obtain financing on satisfactory terms;
(4) the sensitivity of the Company's business to general economic conditions; and (5) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

     LIQUIDITY AND CAPITAL RESOURCES
     Working capital at November 30, 1998 was $69,000. This was a reduction of $2,569,000 from the previous year. Two significant factors caused this reduction. First, there was a reclassification of $2,700,000 of deferred income tax benefit from current to long term, to properly reflect the future utilization of net operating loss carryforwards. Secondly, based on the restructured loan agreement with Chase Bank, an additional $865,000 of bank debt has been classified as current.

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were due and payable at December 31, 1998. The Company and its lender have agreed to an extension of these agreements through December 1, 1999 subject to satisfactory documentation of the terms and conditions as agreed. The company will continue to use its best efforts to replace its primary lender prior to that time.

     Subsequent to November 30, 1998 the Company has paid $510,000 to reduce its term loan from $1,221,000 to $711,000 as of March 12, 1999. The Agreement calls for the Company to make additional payments in 1999 totaling $1,015,000 with the remaining balance of $2,470,000 due
December 1, 1999. The term debt and the revolving credit line will accrue interest at prime plus 2.5% per annum.

     On March 10, 1999, the Company completed a Private Placement
Offering with non-affiliates for the issuance of 1,000,0000 shares of common stock and the issuance of 200,000 shares of common stock as a finders fee, all with registration rights. The Company has received proceeds of $600,000. The Company used $500,000 in proceeds to repay amounts under the term loan. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 1999. There was no material commitment for capital expenditures as of November 30, 1998. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the year ended November 30, 1998 was $406,125. This was the fourth consecutive year of positive cash from continuing operations. During the year, the Company reduced its long term bank debt by $549,000. For the past three years, the reduction in long term debt totals $5,395,000.

General Description Of The Year 2000 Issue And The Nature And Effects Of The Year 2000 On Information Technology(IT) And Non-IT Systems.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year
2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business practices.

     The Company began addressing the Year 2000 Issue in 1997 on a decentralized basis at each of its subsidiaries. In 1998, the Company began monitoring progress on a corporate level. Based on assessments made since 1997, the Company determined that modifications to or in limited cases replacement of computer software and hardware was necessary to enable those systems to operate properly after December 31, 1999. The Company presently believes that with modifications to and replacement of existing software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue may have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the Company's registration/scheduling and accounting systems. The assessment also indicated that software and hardware
(embedded chips) used in these applications were also at risk. The software developed and distributed by ATM/Canterbury is Y2K compliant. The Company's other training services are not at risk.

Status Of Progress In Becoming Year 2000 Compliant,
Including Timetable For Completion Of Each Remaining Phase

     The following estimates of completion percentages and dates are based on the Company's best estimates. However, there can be no guarantee that these dates can be achieved and actual results may differ. For its information technology exposures, to date the Company is approximately 75% complete on the remediation phase and expects to be completed with its software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 50% of its testing and has implemented 55% of its remediated systems. Completion of the testing phase for all significant operating systems is expected by April 30, 1999, with all remediated systems fully tested and implemented by July 31, 1999.

Nature And Level Of Importance Of Third Parties And Their
Exposure To The Year 2000

     The Company is planning to survey its significant vendors as to their Year 2000 compliance in March and April, 1999. Based on the nature of their responses, the Company will develop contingency plans as appropriate. However, the Company has no means of assuring that external vendors will be Year 2000 compliant. The inability of these third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

     Costs
     The Company has utilized and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. Many of the program fixes were completed in conjunction with other projects and had little incremental cost. The Company estimates that incremental costs relating to Year 2000 projects to date approximate $25,000. These costs have been expensed as incurred. The Company expects to spend less than $50,000 on Year 2000 projects in fiscal 1999. Year 2000 costs are difficult to estimate accurately and the projected cost could change due to unanticipated technical difficulties, project delays, and third party non-compliance, among other things.

     Risks
     Management of the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly complete their Year 2000 plans and become Year 2000 compliant. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The
Company believes that the most likely risks of serious Year
2000 business disruption are external in nature, including continuity of utility, telecommunication and transportation services, and the potential failure of the Company's customers due to their own non-compliance or the non-compliance of their business partners. In the event the Company does not properly complete its Year 2000 efforts or is affected by the disruption of outside services, the Company could be unable to take orders, distribute goods, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year
2000 could have a material adverse effect on the Company.
The Company could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     Contingency Plans
     The Company is currently in process of developing contingency plans to address the above Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its Year 2000 efforts by April 30, 1999 and to determine what contingency plans are necessary at that time. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.


     RESULTS OF OPERATIONS

     Fiscal 1998 Compared to Fiscal 1997
     Revenues
     Revenues decreased by $300,000 (2%) in fiscal 1998 over fiscal 1997. As previously discussed, new information technology goods and services are being introduced to our customers. This strategy of becoming a more complete provider of information technology services required the restructuring of the existing sales force. This has caused, in the short term, some revenue stagnation due to the recruiting, hiring and training process of the sales staff. The Company believes that this current investment will provide long-term benefits to the customers and hence, revenues.

     Costs and Expenses
     Costs and expenses decreased by $409,000 (6%) in fiscal 1998 over the previous year. This most significant cause of this decrease was the reduction in rent expense of $476,000 in 1998 versus 1997. The reduction was due primarily to the Company recognizing in 1997 costs associated with terminating certain leases for its management training company's facilities. During 1998, the Company mitigated these costs, in part, through subleasing of the facility which resulted in a change in estimate of the previously recognized costs.

     Selling expense decreased by $48,000 (2%) in fiscal
1998 over fiscal 1997 due to reduced marketing expenses related to CALC/Canterbury. During the year, the Company reduced the size and frequency of the catalog schedule mailing. This was accomplished by eliminating non-critical information contained in the publication due to the increased use of the Web site to research both class descriptions and dates.

     General and administrative expense decreased by $520,000 (12%) in fiscal 1998 over fiscal 1997. Decreased legal expenses of $145,000, consulting fees of $194,000 and general public company/corporate expenses of $42,000 comprise the bulk of the reduction. The Company believes that the reduced level of these expenses will continue into fiscal 1999.

     Interest income for fiscal 1998 increased by $254,000
(42%) over the prior year due to recognition of interest income on the portion of the Company's revolving credit facility with Chase Bank that was assumed by the owners of Landscape Maintenance Services. This income was not recognized in fiscal 1997.

     Interest expense decreased by $96,000 (19%) in fiscal
1998 versus fiscal 1997. The reduction in outstanding borrowings on the term loan is the major cause for this reduction.


     Fiscal 1997 Compared to Fiscal 1996
     Revenues
     Revenues decreased by $295,000 (2%) in fiscal 1997 over fiscal 1996. This slight reduction was due to the re-engineering of the sales department in the software training area of the Company. As previously discussed, new information technology goods and services are being introduced to our customers. This strategy of becoming a more complete provider of information technology services required the restructuring of the existing sales force.
This has caused, in the short term, some revenue degradation due to the recruiting, hiring and training process of the sales staff. The Company believes that this current investment will provide long-term benefits to the customers and hence, revenues.

     Costs and Expenses
     Costs and expenses increased by $1,250,000 (21%) in fiscal 1997 over the previous year. This increase was caused by various factors. Rent expense increased by $423,000 due to the Company establishing lease termination reserves, increasing the number of classrooms for computer training, as well as reserving for the relocation of CALC/Canterbury and MSI/Canterbury into customized office and classroom space in Parsippany, New Jersey. Subcontract labor for CALC/Canterbury increased by $212,000 for two reasons. First, there was a significant increase in technical training classes offered in 1997, which resulted in the need for more consultants to train these high-end courses. Secondly, there was approximately $75,000 spent for programming a new operational accounting system which will allow for both Year 2000 compliance and increased reporting and processing capabilities. Over $300,000 of the increase in 1997 was attributed to the acquisition of ATM/Canterbury in May, 1997, as well as ProSoft/Canterbury operating for a full year in 1997 versus 1996.

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

     The financial statements and supplementary data are as set forth in the Index on page 15.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.

                       PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS,
COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     The directors, executive officers and control persons
of the Company as of November 30, 1998 were as follows:
Name                     Age   Position Held with Company(1)

Stanton M. Pikus         58    President, Chief Executive Officer,
                               Chairman of the Board of Directors
Kevin J. McAndrew, CPA   40    Chief Operating Officer,
                               Executive Vice President,
                               Chief Financial Officer,
                               Treasurer, Director
Jean Zwerlein Pikus      45    Vice President - Operations,
                               Secretary, Director
Alan Manin               61    Director
Stephen M. Vineberg      57    Director
Paul L. Shapiro          47    Director
Frank A. Cappiello       73    Director


(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

     STANTON M. PIKUS, President and Chairman of the Board of Directors was a founder of the Company (1981). He graduated from the Wharton School of the University of Pennsylvania (B.S., Economics and Accounting) in 1962. From 1968 until 1981 he had been President and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm that completed more than twenty transactions. In addition, Mr. Pikus has been retained in the past by various small to medium-sized public companies in the capacity of an independent financial consultant.

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

     ALAN MANIN, Director and Founder of the Company (1981). He is a graduate of Temple University (B.S., 1960, M.Ed.,
1966); a former teacher and department chairman in the Philadelphia School System (1960-1966); a former Vice President and Director of Education for Evelyn Wood Reading Dynamics (1966-1972); a former Director of Northeast Preparatory School (1973); President, Chief Operating Officer and founder of Health Careers Academy, a federally accredited (National Association of Trade and Technical Schools) vocational school (1974-1979) and a founder of the Company (1981). He is currently the President of Atlantis, a company which provides motivational training to employees of Fortune 1000 companies.

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


ITEM 11.  EXECUTIVE COMPENSATION


     CASH COMPENSATION
     The Company had 91 full-time employees as of November
30, 1998. There were no cash directors' fees paid during this period.

                               Summary Compensation Table

Name &                             Other      Restricted   Securities     LTIP     All
Principal                          Annual        Stock     Underlying     Payouts  Other
Position  Year Salary($)Bonus($) Compensation($) Awards($) Options/SAR(#)  ($)  Compensation($)
Stanton
M. Pikus   1998 $202,500  $  -     $-              $-        $-              $-   $-
President, 1997 195,000      -      -               -         -               -    -
           1996 195,000      -      -               -         -               -    -

Kevin J.
McAndrew
Chief      1998 $127,788  $  -      $-             $-        $-              $-   $-
Operating  1997 120,000      -       -              -         -               -    -
Officer,   1996 120,000      -       -              -         -               -    -

     During fiscal 1997, the Company entered into an amended employment agreement with the President. The term of the agreement is five years and provides for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange his contract was extended for one year through 2001 at the same terms. For the year ended November 30, 1998, the President waived his right to receive any performance bonus earned.

     The Company also amended the employment agreement with its Executive Vice President and Chief Operating Officer during fiscal 1997. The term of the agreement is five years and provides for a base salary of $120,000 for fiscal 1997 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract. For the year ended November 30, 1996, the Executive Vice President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001 at the same terms.


     COMPENSATION PURSUANT TO PLANS
     The following non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant).

Name of Individual  Capacity in    Options   Date Granted   Exercise Price
                    Which Served
============================================================================
Stanton M. Pikus    President           16,667    10/29/96      $3.09
                    Chairman of the     33,334    01/13/97      $2.25
                    Board of Directors  50,000    05/18/98      $1.38
                                       100,000    12/04/98       $.53
----------------------------------------------------------------------------
Kevin J. McAndrew,  Chief Operating
CPA                 Officer
                    Executive Vice
                    President
                    Chief Financial
                    Officer
                    Treasurer, Director 33,334    07/26/94      $8.25
                                        16,667    10/29/96      $3.69
                                        16,667    01/13/97      $2.25
                                         8,334    10/16/97      $3.56
                                        35,000    05/18/98      $1.38
                                        75,000    12/04/98       $.53
----------------------------------------------------------------------------
Jean Zwerlein  Vice President-Operations
Pikus          Secretary, Director       8,334    10/29/96      $3.69
                                         8,334    01/13/97      $2.25
                                         6,667    10/16/97      $3.56
                                        20,000    05/18/98      $1.38
                                        45,000    12/04/98       $.53
----------------------------------------------------------------------------
Alan Manin     Director                  3,334    10/29/96      $3.69
                                         3,334    01/13/97      $2.25
                                        10,000    05/18/98      $1.38
                                        17,500    12/04/98       $.53
----------------------------------------------------------------------------
Stephen
Vineberg       Director                  2,500    08/16/94      $8.25
                                           834    05/11/95      $8.25
                                         3,334    07/24/95      $8.43
                                         3,334    10/29/96      $3.09
                                         8,334    01/13/97      $2.25
                                         2,500    10/16/97      $3.56
                                        10,000    05/18/98      $1.38
                                        17,500    12/04/98       $.53
----------------------------------------------------------------------------
Paul Shapiro   Director                  2,500    08/16/94      $8.25
                                           834    05/11/95      $8.25
                                         3,334    07/24/95      $8.43
                                         3,334    10/29/96      $3.09
                                         8,334    01/13/97      $2.25
                                         2,500    10/16/97      $3.56
                                        10,000    05/18/98      $1.38
                                        17,500    12/04/98       $.53
-----------------------------------------------------------------------------
Frank A.
Cappiello      Director                 33,334(1) 01/30/95(1)   $6.00(1)
                                         3,334    10/29/96      $3.09
                                        33,334    01/13/97      $2.25
                                        20,000    05/18/98      $1.38
                                        35,000    12/04/98       $.53


1. Frank Cappiello's options are not part of the 1987
Employee Stock Option Plan, but also convert to restricted common stock. Mr. Cappiello has five years from the date of grant to exercise these options.

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

     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS
     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

(A) (B) The following table sets forth as of February 24, 1998 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

Class     Name of Beneficial Owner Shares Owned   Percent of Class
Common    Stanton M. Pikus (2)(3)     441,582         7.0%
Common    Kevin J. McAndrew (1)(3)     59,637          .9%
Common    Alan Manin (1)(3)           101,436         1.6%
Common    Jean Zwerlein Pikus(1)(2)(3) 36,473          .6%
Common    Stephen M. Vineberg (1)(3)    8,629          .1%
Common    Paul L. Shapiro (1)(3)          667          -
Common    Frank A. Cappiello(1)(3)     61,667         1.0%
Common    Glen Hukins(4)                    0          -
Common    Gregory Lantz(4)                  0          -
Common    Alan McGaffin(4)            288,524         4.6%
                                      -------        -----
All Officers, Directors and 5%
Stockholders as a group (7 in number) 998,615        15.8%
____________________________          =======        =====

(1) All of said individuals have given a Voting Trust and First Right of Refusal to Stanton M. Pikus, President and
Board Chairman of the Company.
(2) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each other's shares.
(3) Does not include option grants as set forth in Item 11.
(4) Officers of wholly owned subsidiaries.

     CHANGE IN CONTROL
     There has been no change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has secured key-person life insurance
policies for its Corporate Officers.  The amount and
beneficiary of the key-person life insurance policies are as follows:
Corporate Officers  Amount of Policy    Beneficiary
Stanton M. Pikus    $1,000,000          Company
Kevin J. McAndrew   $1,000,000          Company
Jean Z. Pikus       $  500,000          Company


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

     The following are filed as a part of this Form 10-K on the pages indicated.

Consolidated Financial Statements                         Page No.
Report of Independent Auditors                              F- 0
Consolidated Balance Sheets - November 30, 1998 and 1997    F- 1
Consolidated Statements of Operations - Years ended November
30, 1998, 1997 and 1996                                     F- 3
Consolidated Statements of Stockholders' Equity - Years
ended November 30, 1998, 1997 and 1996                      F- 5
Consolidated Statements of Cash Flows - Years ended November
30, 1998, 1997 and 1996                                     F- 6
Notes to Consolidated Financial Statements                  F- 8

     Exhibits                                             Sequential
                                                           Page No.
3(a) Articles of Incorporation of Canterbury Press, Inc.      *
3(b) By-Laws of the Registrant                                *
3(c) Certificate of Amendment to Articles of Incorporation
changing the name to Canterbury Education Services, Inc.      *
3(d) Certificate of Amendment to Articles of Incorporation
changing the name to Canterbury Corporate Services, Inc.     **
3(e) Certificate of Amendment to Articles of Incorporation
changing the name to Canterbury Information Technology, Inc. ***
21   Subsidiaries of Registrant                              17
22   Annual Report and Proxy Statement for 1998 Annual
Shareholders Meeting                                         ***
27   Financial Data Schedule                                 18
*    Incorporated by reference from the like-numbered
exhibit to Form S18 Registration Statement, SEC. File
No. 33-6381 filed on July 18, 1986.
**   Incorporated by reference from the like-numbered
exhibit to Form S-3/A    Registration Statement, SEC. File
No. 33-77066 filed on March 30, 1994.
*** Incorporated by reference from the Annual Report and Definitive Proxy Materials for the 1997 Annual
Shareholders Meeting for fiscal year ended November 30, 1997 filed with the SEC on September 9, 1998.
     Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
One for three reverse stock split of the Registrant 's common stock dated April 14, 1998
Registrant entered into a $4,200,000 refinancing proposal with Finova Capital Corporation dated November 12, 1998.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Information Technology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CANTERBURY INFORMATION TECHNOLOGY, INC.

Dated:  3/12/99   By /s/ Stanton M. Pikus
                     Stanton M. Pikus, President; Chief Executive
                     Officer


Dated:  3/12/99   By /s/ Kevin J. McAndrew
                     Kevin J. McAndrew, Chief Operating Officer,
                     Executive Vice President, Chief Financial
                     Officer, Treasurer


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Information Technology, Inc.
and in the capacities and on the dates indicated.




Dated:       3/12/99     By /s/ Stanton M. Pikus
                            Stanton M. Pikus,
                            President; Director; Chairman of
                            the Board of Directors


Dated:       3/12/99     By /s/ Kevin J. McAndrew
                            Kevin J. McAndrew, Chief Operating Officer;
                            Executive Vice President; Chief Financial Officer; Director


Dated:       3/12/99     By /s/ Jean Zwerlein Pikus
                            Jean Zwerlein Pikus, Vice President - Operations, Secretary; Director


Dated:       3/12/99     By /s/ Alan Manin
                            Alan Manin, Director


Dated:       3/12/99     By /s/ Stephen M. Vineberg
                            Stephen M. Vineberg, Director


Dated:       3/12/99     By /s/ Paul L. Shapiro
                            Paul L. Shapiro, Director


Dated:       3/12/99     By /s/ Frank A. Cappiello
                            Frank A. Cappiello, Director






Report of Independent Auditors


The Board of Directors and Stockholders
Canterbury Information Technology, Inc.


We have audited the accompanying consolidated balance sheets of Canterbury Information Technology, Inc. as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Information Technology, Inc. at November 30, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.




Ernst & Young, LLP

Philadelphia, Pennsylvania
February 26, 1999

Except for Notes 6 and 16, as to which the date is March 12, 1999



CONSOLIDATED BALANCE SHEETS
November 30, 1998 and 1997



ASSETS
                                   1998             1997
                              --------------   --------------
Current Assets:

Cash                                $287,274        $295,936
Accounts receivable, net           1,141,544       1,332,518
Notes receivable - current portion   341,268         424,700
Prepaid expenses and other assets  1,494,001         770,173
Deferred income tax benefit          150,000       2,896,000
                                   ---------      ----------
 Total Current Assets              3,414,087       5,719,327

Property and equipment at cost,
net of accumulated depreciation
of $3,993,000 and $3,396,000       2,323,996       2,503,277
Goodwill, net of accumulated
amortization of $1,910,000
and $1,492,000                     8,993,805       8,916,221
Deferred income tax benefit        2,712,919           -
Notes receivable                   7,994,641       8,371,548
Other assets                         260,967         276,728
                                 -----------     -----------

 Total Assets                    $25,700,415     $25,787,101
                                 ===========     ===========

Continued
See Accompanying Notes



CONSOLIDATED BALANCE SHEETS
November 30, 1998 and 1997
Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

                                      1998            1997
                                   ----------     ----------
Current Liabilities:
  Accounts payable - trade           $   357,100    $  467,855
  Accrued expenses                       231,743       912,306
  Income taxes payable                    63,217          -
  Unearned tuition income                954,128       828,469
  Current portion, long-term debt      1,738,565       872,616
                                      ----------    ----------
     Total Current Liabilities         3,344,753     3,081,246

Long-term debt                         2,640,075     3,856,956

Deferred income tax liability          3,115,801     3,244,500

Commitments and contingencies

Stockholders' Equity:
  Convertible preferred stock,
   Series D, no par value, 0
   and 1,000,000 shares authorized,
   issued and outstanding                 -          1,043,841
  Common stock, $.001 par value,
   50,000,000 shares authorized;
   6,421,000 and 5,417,000 issued          6,421         5,417
  Additional paid-in capital          17,580,522    15,980,044
  Unrealized loss on securities
  available for sale                    (143,757)        -
Deficit                                 (436,100)  (1,017,603)
Less treasury shares, at cost           (407,300)    (407,300)
                                     -----------   ----------
      Total Stockholders' Equity      16,599,786   15,604,399
                                     -----------   ----------
      Total Liabilities and
       Stockholders' Equity          $25,700,415  $25,787,101
                                     ===========  ===========

See Accompanying Notes



CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended November 30, 1998, 1997 and 1996

                            1998           1997          1996
                          ----------     ----------   -----------
Net revenues             $12,122,879    $12,423,452    $12,717,692
Costs and expenses         6,695,276      7,104,803      5,854,993
                        ------------   ------------   ------------

Gross profit               5,427,603      5,318,649      6,862,699

Selling                    1,984,836      2,032,510      2,149,563
General and administrative 3,798,612      4,318,455      3,996,020
                        ------------   ------------   ------------

Total operating expenses   5,783,448      6,350,965      6,145,583

Other income (expenses)
  Interest income            861,424        607,178        326,485
  Interest expense          (394,925)      (490,552)      (682,251)
  Other                      470,849       (517,956)       374,575
                        ------------   ------------   ------------

  Total other income
   (expense)                 937,348       (401,330)        18,809

Income (loss) before income
taxes and discontinued
operations                   581,503     (1,433,646)       735,925

Provision/(benefit) for
income taxes                    -          (501,776)       312,768
                        ------------   ------------   ------------

Income (loss) from continuing
operations                   581,503       (931,870)       423,157

Discontinued operations
  Loss from discontinued
   operations (less applicable
   income tax benefit
   of $298,224 and $762,417)    -        (1,536,047)    (1,031,761)
  Gain on sale of discontinued
   operations (less applicable
   income tax provision
   of $1,681,649)               -             -          2,275,172
                        ------------   ------------   ------------

Net income (loss)       $    581,503    $(2,467,917)    $1,666,568
                        =============  ============   ============

Continued
See Accompanying Notes


CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended November 30, 1998, 1997 and 1996
Continued


                               1998           1997         1996
Income (loss) from
 continuing operations      $  581,503     $(931,870)     $423,157

Preferred stock dividends         -         (277,841)       (7,376)
                            ----------     ---------      --------

Income (loss) from
 continuing operations
 available to common
 stockholders                $ 581,503   $(1,209,711)   $  415,781
                             =========   ============   ==========

Net income (loss)
per share and common
share equivalents
 Basic and diluted:
  Income (loss) from
   continuing operations          $.10         $(.22)       $ .08

   Discontinued operations          -           (.29)         .26
                                  ----        ------        -----
   Net income (loss) per share    $.10         $(.51)       $ .34
                                  ====        ======        =====

Weighted average number
 of common shares -
 basic and diluted           6,035,500     5,345,200    4,815,700
                            ==========     =========    =========

See Accompanying Notes


[CAPTION]
                Canterbury Information Technology, Inc. - 10-K 1998
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended November 30, 1998, 1997 and 1996

              Class C      Class D    Common  Common  Additional  Retained  Treasury  Unrealized  Total
           Convertible  Convertible   Stock   Stock    Paid-In-  Earnings   Stock     Loss     Stockholder
           Preferred    Preferred     Shares  Amount   Capital   (Deficit)            Equity
            Stock           Stock
Balance,
November 30, 1995  258,488            4,353,338 $4,353  $12,924,437 $ 68,963   $(143,435)               $13,112,806

Private placement
 of common stock,
 net of expenses                        411,111    411    1,467,742                                       1,468,153
Preferred stock
 conversion       (258,488)             190,731    191      258,297                                           -
Treasury shares
 acquired at cost                                                               (181,600)                  (181,600)
Exercise of
 stock options                           40,000     40       72,660                                          72,700
Issuance of
 common stock
 for services                               833      1        4,999                                           5,000
Issuance of
 common stock
 for acquisition                          8,333      8       40,617                                          40,625
401(k) Company
 match                                   13,657     14       81,926                                          81,940
Payment of
 dividends on
 preferred stock                                                        (7,376)                             (7,376)
Net income                                                           1,666,568                           1,666,568
                 -------- -------    ---------- ------ ----------- -----------   ----------  ---------  ----------
Balance,
 November 30, 1996     -    -         5,018,003 $5,018  $14,850,678 $1,728,155     (325,035)   -       $16,258,816

Private placement
 of common stock,
 net of expenses                        211,594    212      544,070                                        544,282
Issuance of
 preferred stock         766,000                                                                           766,000
Treasury shares
 acquired at cost                                                                   (82,265)               (82,265)
Issuance of common
 stock for acquisition                  152,381    152      499,848                                        500,000
401(k) Company
 match                                   35,178     35       85,448                                         85,483
Accrued dividends
 on preferred stock       27,838                                       (27,838)                               -
Imputed dividends
 on preferred stock
 payable in common
 stock upon
 conversion              250,003                                      (250,003)                             -
Net loss                                                            (2,467,917)                         (2,467,917)
               -------- --------    -----------  ------ ----------- ----------  -----------   --------- ----------
Balance,
 November 30, 1997  -  1,043,841     5,417,156  $5,417  $15,980,044 ($1,017,603)  ($407,300)    -      $15,604,399

Preferred stock
 conversion           (1,043,841)      613,912     614    1,043,227                                         -
401(k) Company
 match                                  35,201      35       62,271                                         62,306
Additional issuance
 of common stock
 for acquisitions                      354,624     355      494,980                                        495,335
Unrealized loss on
 available for
 sale securities                                                                             (143,757)    (143,757)
Net Income                                                              581,503                            581,503
              -------- ---------   -----------   -----   ----------  ----------  ---------  ----------  ----------
Balance,
 November 30, 1998  -    -           6,420,893 $ 6,421  $17,580,522   ($436,100)  ($407,300) ($143,757)$16,599,786
              ======== =========   ===========  ======  ===========   =========   =========  ========= ===========
See Accompanying Notes








CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 30, 1998, 1997 and 1996

                                       1998           1997           1996
                                     ---------      ---------      ---------
Operating activities:
 Net income (loss)                  $  581,503     $(2,467,917)   $1,666,568
 Adjustments to reconcile
  net income (loss) to net cash
  provided by operating activities
  from continuing operations:
   Depreciation and amortization     1,014,571       1,063,392       939,138
   Provision for losses on
    accounts receivable                118,534          63,139        66,735
   Loss on writedown from
    notes receivable                    28,992         447,995             -
   Deferred income taxes               (95,618)       (451,500)      308,676
   401(k) contributions                 62,306          86,543        82,719
   Receipt of stock for services      (378,000)              -             -
   Loss from discontinued
    operations                               -       1,536,047      1,031,761
   Gain from sale of
    discontinued operations                  -               -     (2,275,172)
   Other, net                           15,761          94,241           (779)
   Changes in operating assets,
    net of acquisitions
     Accounts receivable                72,440         361,444       (535,924)
     Prepaid expenses and
      other assets                    (411,922)       (233,337)         6,447
     Income taxes                       63,217        (424,845)       618,845
     Accounts payable                 (110,755)        254,514        (53,786)
     Accrued expenses                 (680,563)        557,813       (288,040)
     Unearned tuition income           125,659        (343,064)       (15,353)
                                     ---------       ---------       --------
 Net cash provided by operating
  activities of
  continuing operations                406,125         544,465      1,551,835
                                     ---------       ---------       --------
Investing activities:
   Capital expenditures               (213,740)       (130,497)      (441,826)
                                     ---------       ---------       --------
 Net cash used in investing
  activities of continuing
  operations                          (213,740)       (130,497)      (441,826)
                                     ---------       ---------       --------
Financing activities:
   Principal payments on long
    term debt                         (549,387)     (2,439,469)    (2,406,748)
   Proceeds from notes payable
    and long term debt                       -               -        291,276
   Proceeds from revolving
    credit facility                          -               -        425,000
   Repayment of revolving
    credit facility                          -               -       (770,000)
   Proceeds from payments on
    notes receivable                   348,340         827,282        519,689
   Proceeds from issuance of
    common stock, net                        -         544,282      1,489,153
   Proceeds from issuance of
    preferred stock, net                     -         766,000              -
   Payment of dividends                      -               -         (7,376)
   Purchase of treasury shares               -               -        (13,000)
   Proceeds from exercise of stock
    options and warrants                     -               -         11,150
                                     ---------        --------       --------
  Net cash provided by/(used in)
   financing activities from
   continuing operations              (201,047)       (301,905)      (460,856)
                                     ---------       ---------       --------
Cash used in discontinued
 operations                                  -        (254,889)    (1,662,347)
                                     ---------       ---------       --------
Net decrease in cash                    (8,662)       (142,826)    (1,013,194)
Cash, beginning of year                295,936         438,762      1,451,956
                                     ---------       ---------     ----------
Cash, end of year                    $ 287,274       $ 295,936    $   438,762
                                    ==========      ==========     ==========

Continued, See Accompanying Notes



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 1998, 1997 and 1996
Continued


Supplemental schedule of noncash investing and financing activities:

     In October, 1998 the Company issued 278,925 shares of its common stock to the previous shareholders of ATM
Technologies, Inc. to complete the one year earnout payment as final consideration under the purchase agreement.

     In July, 1998 the Company issued 75,700 shares of its common stock to the two previous owners of ProSoft, LLC to satisfy a price guarantee associated with the original purchase of the business.

     In June, 1998 the Company issued 35,201 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     The Company incurred capital lease obligations of $198,455 in 1998; $219,533 in 1997 and $291,300 in 1996 when the Company entered into leases for equipment.

     In December, 1997 the Company received 600,000 shares of common stock from an affiliated third party valued at an estimated market value of $378,000 as compensation for services rendered in the overview and start-up of their business.

     In November, 1997 the Company received 16,667 shares of its common stock which was placed in treasury as settlement of a note receivable, including accrued interest, of $146,801. The Company recorded a writedown of $95,301 for the difference between the fair market value of the stock of $3.09 per share and balance of the note.

     During August, 1997 the Company issued 66,667 warrants to its investment banking firm, exercisable at $2.94 which expire in 2002 for services as an advisor to the Company.

     In July, 1997 the Company received 8,204 shares of its common stock at fair market value which was placed in treasury as full settlement of a note receivable of $30,765.

     In May, 1997 the Company purchased all of the assets of ATM Technologies, Inc. of Houston, Texas. In conjunction with the acquisition, the Company acquired assets with a fair value of $231,000, less liabilities assumed of $38,000 in exchange for 152,381 shares of Canterbury restricted common stock.

     During March, 1997 the Company issued 35,178 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     During March, 1996 the Company issued 13,657 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     In March, 1996 the Company issued 833 shares to an unrelated party for services.

     Also during March, 1996 the Company allowed a former officer to exercise 10,000 stock options for a note receivable.

     During July, 1996 the Company issued 8,333 shares of restricted common stock to the former owners of ProSoft, L.L.C. for the purchase of the business.

     During November, 1996 the Company allowed corporate counsel to exercise 16,667 stock options for a note receivable. At November 30, 1996 the total notes receivable plus accrued interest for corporate officers and certain consultants totaled $494,500. The notes are collateralized by the common stock of the Company. Interest rates range from 6% to 7%.

     During November, 1996 the Company received 50,000 shares of its common stock from a shareholder as partial settlement of its lawsuit with him. These shares are included in treasury stock at the then current market price.

     The taxes paid for fiscal 1998, 1997 and 1996 were as follows: $32,400, $40,600 and $132,000 respectively.

     Interest paid during fiscal 1998, 1997 and 1996 were as follows: $394,925, $490,552 and $682,251 respectively.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 1998

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

     Stock Based Compensation
     The Company has adopted SFAS No. 123- Accounting for
Stock Based Compensation.  As provided by SFAS No. 123, the
Company accounts for stock options under Accounting
Principles Board (APB) Opinion No. 25- Accounting for Stock
Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123
(see Note 11).

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

     The following estimated useful lives are used:

     Building and improvements          7 years
     Equipment                          5 years
     Furniture and fixture         5 to 7 years

     Intangible Assets
     Goodwill is being amortized over twenty-five years using the straight-line method.

     The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may require adjustment generally based upon expectations of nondiscounted cash flows and operating income.

     Deferred Income Taxes
     The Company utilizes the liability method to account for income taxes. This method gives consideration to the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

     Earnings Per Share
     Basic earnings per share is computed using the weighted average common shares outstanding during the year. Diluted earnings per share considers the dilutive effect, if any, of common stock equivalents (options).

     Recent Accounting Pronouncements
          In fiscal 1997, the Financial Accounting Standards
Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive
Income," which requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from nonowner sources, the adoption of this statement in fiscal 1999 is not expected to have an impact on the Company's net income or Stockholders' Equity. This FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers.
Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's disclosures upon adoption in fiscal 1999.

     Reverse Stock Split
     On April 2, 1998, the Company's Board of Director approved a one-for-three reverse stock split of the Company's common shares. All share and per share information contained in these financial statements gives retroactive effect to the 1-for-3 reverse stock split effected April 14, 1998.

     Concentration of Risk
     As previously discussed, the Company is in the business of providing information technology services. These services are provided to a large number of customers in various industries in the United States. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customers wide geographic dispersion. The
Company performs ongoing credit evaluations of its customer's financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

     The Company maintains cash balances at several large creditworthy banks located in the United States. Accounts at each institution are insured by the Federal Deposit
Insurance Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.

2.  Acquisitions
     On May 5, 1997, the Company acquired all of the assets of ATM Technologies, Inc. (ATM) of Houston, Texas for
$500,000 of Canterbury restricted common stock and the opportunity to earn an additional $840,000 in Canterbury restricted common stock after the first year based on achievement of certain pretax earnings levels. Based on the market price of Canterbury stock as of the purchase date, 152,381 shares were issued to the previous owners of ATM.
The Company recorded goodwill in the amount of $413,000 related to the acquisition. On April 30, 1998, the Company achieved the minimal level of pre-tax income under the purchase agreement and as a result issued an additional
278,924 shares to the former shareholders of ATM and recorded additional goodwill of approximately $436,000.

     On July 1, 1996, the Company acquired the business of ProSoft, L.L.C. (PS) of Charlotte, North Carolina for 8,333 shares of Canterbury restricted common stock and the opportunity to earn additional restricted common shares over the next three years based on various levels of increasing profitability. The 8,333 shares issued at closing were guaranteed by Canterbury to having a market value of at least $100,000 ($12.00 per share) at the two year anniversary of the acquisition. During 1998, the Company issued 75,700 shares to the former owners of PS and recorded additional goodwill of approximately $59,000 during the fiscal year ended November 30, 1998.

3.  Discontinued Operations
     In November, 1997 the Company decided to discontinue its vocational training segment and closed its last two vocational schools in New Jersey and Nevada.

     On November 30, 1996 the Company sold Landscape
Maintenance Services, Inc. which comprised its business maintenance services segment. The proceeds of the sale consisted of both cash and a note receivable totaling
$4,500,000. The note is payable in monthly installments of $38,962 (including interest at 8%) through November, 2006 with a final installment of $1,960,503 due December 31, 2006. The note is secured by substantially all assets and business of the buyer. At November 30, 1998, the principal outstanding on the note was $3,785,000 and is included as a component of notes receivable on the accompanying balance sheet.

     The results of operations and the gain on the sale of these segments has been reported as discontinued operations.

     The following is a summary of the results of operations
of the Company's discontinued vocational schools and
business maintenance services operations:
                                   Year ended November 30,
                                    1997           1996
                                    ----           ----
Revenue                          $831,048       $15,083,515
Loss from operations net
of tax benefit of $298,224
and $762,417                   (1,536,047)      $(1,031,761)
Gain on sale, net of tax provision
of $0 and $1,681,649                  -           2,275,172
                             ------------        ----------
Net income (loss)             $(1,536,047)       $1,243,411
                              ===========        ==========

Costs and expenses for these discontinued operations include
$235,000, and $1,298,000 representing allocated costs from corporate for 1997 and 1996, respectively.


4.  Property and Equipment
     Property and equipment, which is recorded at cost,
consists of the following:
                                     1998         1997
                                   --------    -----------

Land, buildings and improvements   $725,910  $   725,910
Equipment                         3,185,632    2,961,376
Furniture and fixtures            1,287,067    1,107,993
Leased property under capital leases
and leasehold improvement         1,118,495    1,104,289
                                   --------  -----------
                                  6,317,104    5,899,568
Less: Accumulated depreciation   (3,993,108)  (3,396,291)
                                   --------  -----------
Net property and equipment      $ 2,323,996  $ 2,503,277
                                ===========  ===========

     Accumulated depreciation of leased property under capital leases totaled $923,000 in 1998. Depreciation expense for 1998, 1997, and 1996 was $ 591,000, $568,000, and $524,000, respectively.

5.  Income Taxes
     The provision/(benefit) for income taxes for the years
ended November 30, 1998, 1997 and 1996 is as follows:
                  1998          1997          1996
                  ----          ----          ----
Current:
   Federal     $    -       $    -         $     -
   State            63,000       -              65,000
               -----------    ----------    ----------
                    -            -              65,000
Deferred:          (63,000)    (800,000)     1,167,000
               -----------    ----------    ----------
               $    -         $(800,000)    $1,232,000
               ============   ==========    ==========


The reconciliation of the expected provision/(benefit) for
the years ended November 30, 1998, 1997 and 1996 is as
follows:
                             1998             1997        1996
                             ----             ----        ----
Expected tax (benefit)
  at statutory rates        $197,000       $(1,115,000)   $ 985,000
Effect of state taxes (net)   38,000          (117,000)     229,000
Other                          -                  -           6,000
Permanent differences          6,000            12,000       12,000
Increase in
  valuation allowance          -               420,000         -
Benefits of losses not
  previously recognized     (241,000)             -            -
                          ----------        ----------   ----------
Total                     $    -             $(800,000)  $1,232,000
                          ==========        ==========   ==========

Significant components of the Company's tax liabilities and
assets as of November 30, 1998 and 1997 are as follows:
                                       November 30,
                                      ------------
Deferred tax liabilities:             1998        1997
                                      ----        ----
Gain recognized in financial
  statements deferred for income
  tax purposes                      $2,118,801     $2,234,000
Tax depreciation in excess of
  book depreciation                    247,000        272,000
Tax amortization in excess of
  book amortization                    498,000        389,000
Other                                  252,000        349,500
                                    ----------     ----------
Total deferred tax liabilities      $3,115,801     $3,244,500
                                    ==========     ==========


                                          November 30,
                                          ------------
Deferred tax assets:                    1998         1997
                                        ----         ----
Allowance for doubtful accounts    $      39,000     $1,443,000
Expenses deductible for financial
  reporting purposes but deferred for
  tax reporting purposes                  13,000        275,000
Net operating loss carryover           4,034,919      1,741,000
                                     -----------      ---------
Total deferred tax assets              4,086,919      3,265,000
Valuation allowance                   (1,224,000)      (563,000)
                                      ----------       --------

Net deferred tax assets               $2,862,919     $2,896,000
                                     ===========     ==========

     At November 30, 1998, the Company had a tax loss carryforward for federal income tax reporting purposes of $9,582,000 and $11,534,000 for state income tax purposes. Net operating losses for federal tax purposes will begin to expire in 2010. Net operating losses for state tax purposes will expire at various dates through 2005.


6.  Long-Term Debt
                                             November 30,
Long-term obligations consist of:          1998           1997
                                           ----           ----
   Term loan                             $1,221,000     $1,576,000
   Revolving credit line                  2,774,620      2,774,620
   7% unsecured notes payable, other          -              5,057
   Capital lease obligations                383,020        373,895
                                          ---------      ---------
                                          4,378,640      4,729,572
Less:  Current maturities                (1,738,565)      (872,616)
                                          ---------    -----------
                                        $ 2,640,075    $ 3,856,956
                                         ==========     ==========

     The Company's outstanding amounts owed under the term loan and credit line with its primary lender were due and payable at December 31, 1998. The Company and its lender have agreed to an extenion of these agreements through December 1, 1999 subject to satisfactory documentation of the terms and conditions as agreed. The Company will continue to use its best efforts to replace its primary lender prior to that time.

     Subsequent to November 30, 1998, the Company has paid $510,000 to reduce its term loan from $1,221,000 to $711,000 as March 12, 1999.
The Agreement calls for the Company to make additional payments in 1999 totaling $1,015,00 with remaining balance of $2,470,000 due
December 1, 1999. The term debt and revolving credit line will accrue interest at prime plus 2.5% per annum.

     The long term debt is secured by substantially all of the assets of the Company and requires continued compliance with previously established covenants which include:  limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance
of certain financial ratios and amounts.   The Company is restricted
by its primary lender from paying dividends on its common stock.

     Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $1,525,000 in 1999 and $2,470,000 in 2000.

    The carrying value of the long-term debt approximates its fair value.


7. Capital lease obligations are for certain equipment leases which expire through fiscal year 2004. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

Year ending November 30, 1999                $238,012
Year ending November 30, 2000                  94,592
Year ending November 30, 2001                  49,149
Year ending November 30, 2002 and thereafter   44,670
                                             --------
Total minimum lease payments                  426,423
Less amount representing interest             (43,403)
                                            ---------
Present value of long-term obligations
  under capital leases                       $383,020
                                            =========


8.  Leases
     The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at nine different locations.
All of the leases have options to renew. Future minimum rental payments under the leases are $1,285,000 in 1999;
$1,215,000 in 2000; $1,039,000 in 2001; $977,000 in 2002;
$971,000 in 2003 and $3,388,000 thereafter. Rent expense for the years ended November 30, 1998, 1997 and 1996 was $1,051,000, $1,527,000 and $1,263,000, respectively.

9.  Commitments and Contingencies
     The Company is a defendant to several lawsuits arising out of its normal business activities. In the opinion of management, after consulting with counsel, the Company believes any adverse effect resulting from such actions will not be material to its results of operations or financial position.

     During fiscal 1997, the Company entered into an amended employment agreement with the President. The term of the agreement is five years and provides for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract.
Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange his contract was extended for one year through 2001 at the same terms. For the year ended
November 30, 1998, the President waived his rights to receive any performance bonus earned.

     The Company also amended the employment agreement with its Executive Vice President and Chief Operating Officer during fiscal 1997. The term of the agreement is five years and provides for a base salary of $120,000 for fiscal 1997 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each of the five years of the contract. For the year ended November 30, 1996, the Executive Vice President waived his right to receive any performance bonus earned and in exchange the contract was extended to 2001 at the same terms.

10.  Defined Contribution Plan
     In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company matches 50% of the first 8% of employee salary deferrals. This match is made in restricted Company common stock based upon the value of the stock each December 31st. The employee match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. The value of the employee match expensed in 1998, 1997 and 1996 was:
$62,305, $85,483 and $81,940, respectively.


11.  Stock Options and Awards
     The Company has two stock option plans, the 1995
Non-Qualified Stock Option Plan covering 548,263 shares of common stock ("1995 Plan") and the 1987 Non-Qualified Stock
Option Plan covering 162,603 shares of common stock ("1987
Plan"). As of November 30, 1998, the Company had 529,706 shares under the 1995 Plan available for issuance in connection with the future stock options that may be granted. The 1987 Plan expired in 1995, therefore no additional grants may be made, although outstanding awards may be exercised. Options granted are exercisable immediately and are issued at market price.

     A summary of Canterbury's stock option activity and related information for the years ended November 30 is as follows:


                                   1998      1997      1996
                                   ----      ----      ----
Number of shares under stock options:
Outstanding at beginning of year   539,538   441,274   359,496
Granted                            188,266   192,179   136,514
Exercised                              -        -      (40,000)
Canceled                           (16,940)  (93,915)  (14,736)
Outstanding and exercisable at
  end of year                      710,866   539,538   441,274

Weighted average exercise price:
Granted                               1.42      2.48      3.46
Exercised                              -          -       1.73
Canceled                             10.33      7.07      8.96
Outstanding and exercisable
  at end of year                      4.25      5.43      7.07

     Information with respect to stock options outstanding and exercisable at November 30, 1998, is as follows:

                  Options Outstanding and Exercisable
Range of          Number      Weighted Average    Weighted Average
Exercise Price  Outstanding    Remaining Life     Exercise Price
                 at 11/30/98     in Years
$5.63 - $10.88    215,911         0.76             $8.89
$1.38 - $4.89     494,955         3.60             $2.23

     FASB Statement No. 123 requires pro forma disclosure under the fair value method of net income and income per share for stock options granted. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because
Canterbury's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair weighted average value of options granted in each year and assumptions used in estimating fair value under the Black-Scholes model are as follows:

                           1998      1997      1996
                           ----      ----      ----
Estimated fair value of
  options granted         $59,433   $92,084   $62,255
                          =======   =======   =======

Principal assumptions in
  applying the Black-Scholes
  valuation model:
Expected life, in years     2.50      2.50      2.50
Risk-free interest rate     4.50%     6.00%     6.00%
Expected volatility         .476      .304      .304
Expected dividend yield     0.00%     0.00%     0.00%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been determined based upon the fair value of stock options at grant date consistent with FASB Statement No. 123, Canterbury's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands, except income per share information):

                              1998         1997         1996
                              ----         ----         -----
Pro forma net income (loss)
 from continuing operations  $522,070  $(1,301,795)   $353,526
Pro forma income per share
 from continuing operations
  basic and diluted               .09         (.24)        .07

12.  Stockholders' Equity
          In August, 1997, the Company completed a private
placement of 1,000,000 shares of Class D, 8% Convertible
Preferred Stock at a price of $1.00 per share.  The
Preferred Stock is convertible into Common Stock of the
Company at a 20% discount from the market price.  Imputed
dividends have been accrued in the amount of $250,000 for
the year ended November 30, 1997.  The preferred shares were available for conversion in November, 1997.  An investment
banking firm that arranged this private placement received
300,000 warrants as partial consideration.  The warrants are immediately exercisable at $.98 and expire in 2002.  None of
the warrants have been exercised.       The Preferred Shares
pay a dividend of 8% per annum, payable in its entirety upon conversion, either in cash or common stock at the Company's
option.  During fiscal 1998 all preferred stock and accrued
dividends, were converted into 613,912 shares of
Canterbury common stock.

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


13.  Related Party Transactions
     In 1993, the Company sold previously charged off accounts receivable to an unaffiliated third party for $62,000 in cash and a secured, non-recourse, interest bearing note of $560,000. In 1997, the third party maker of the note defaulted and the collateral was not available to satisfy the unpaid balance. The Company, in its collection effort, has received as replacement collateral, common stock in a public company. Certain officers and directors of Canterbury have an ownership interest in this public company.
These officers and directors became affiliated with the maker of the note in 1997 as a result of their ownership in the public company that the note maker offered as collateral. Management wrote down the note receivable to the expected realizable value of the collateral at November 30, 1997, and as a result charged
$450,000 as other expenses in continuing operations in fiscal 1997. During fiscal 1998, the Company closed on the collateral as full payment for the note receivable. The
Company recognized an additional loss of $29,000 as other expense in continuing operations based on the estimated value of collateral upon transfer to the Company.

     During fiscal 1998, an additional 600,000 shares to have been received for services rendered by Canterbury this public company and $375,000 has been reflected in other income in the Statement of Operations representing the estimated fair value of the shares received. See also Note
15 - Securities Available for Sale.

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

14.  Advertising
     The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $511,000, $373,000 and $425,000 for 1998, 1997 and
1996, respectively.

15.  Securities Available for Sale
     At November 30, 1998, the Company held investment securities in a public company. Certain officers and directors of the Company have an ownership interest in the public company. Management has estimated the fair value of the investment at November 30, 1998 at $317,250 based on discounted market values due to the stock being thinly traded and volatile and has classified the investment as available for sale. The investment is included in prepaid expenses and other assets in the accompanying balance sheet.
The investment has a gross carrying value of $461,007 and an unrealized loss of $143,757 at November 30,1998. The
Company did not sell any available for sale securities during 1998. The Company did not maintain any securities during 1997.


16.  Subsequent Event
     On March 10, 1999 the Company completed a Private Placement
Offering for the issuance of 1,000,000 shares of common stock.  The
Company has received proceeds of $600,000. The Company used $500,000 in proceeds to repay amounts under the term loan as discussed in Note
6. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital.
In connection with the Private Placement Offering described above, an independent third party received 200,000 shares of common stock as a finders fee.
