Form 10-Q
period 1999-02-28
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1999-04-19
CIK 794927

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:                        Commission File Number:
February 28, 1999                                0-15588


            CANTERBURY INFORMATION TECHNOLOGY, INC.
     (Exact name of registrant as specified in its charter)


    Pennsylvania                                23-2170505
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

     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report:  7,620,893 shares.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


             CANTERBURY INFORMATION TECHNOLOGY, INC.

                    CONSOLIDATED BALANCE SHEET


ASSETS
                                   February 28,
                                      1999          November 30,
                                   (Unaudited)          1998
                                   -----------      ------------

Current Assets:
     Cash and cash equivalents     $  218,254     $   287,274
     Accounts receivable, net       1,250,456       1,141,544
     Notes receivable                 341,795         341,268
     Prepaid expenses and
       other assets                 1,234,905       1,494,001
     Deferred income tax benefit      150,000         150,000
                                   ----------     -----------
       Total Current Assets         3,195,410       3,414,087


     Property and equipment
       at cost, net of accumulated
       depreciation and amortization
       of $4,145,000 and $3,993,000 2,273,955      2,323,996
     Goodwill net of accumulated
       amortization of $2,018,000
       and $1,910,000               8,885,370      8,993,805
     Deferred income tax benefit    2,712,919      2,712,919
     Notes receivable               7,912,512      7,994,641
     Other assets                     315,789        260,967
                                   ----------     ----------
          Total Assets            $25,295,955    $25,700,415
                                   ==========     ==========




                      See Accompanying Notes

FORM 10-Q

             CANTERBURY INFORMATION TECHNOLOGY, INC.
                    CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY

                                   February 28,
                                      1999        November 30,
                                   (Unaudited)        1998
                                   -----------    ------------
Current Liabilities:
     Accounts payable - trade      $    314,072   $    357,100
     Accrued expenses                   179,862        231,743
     Income taxes payable                21,429         63,217
     Unearned tuition income            986,098        954,128
     Current portion, long-term
          debt                        1,665,865      1,738,565
                                   ------------   ------------
          Total Current Liabilities   3,167,326      3,344,753

     Long-term debt                   2,640,074      2,640,075

     Deferred income tax liability    3,045,641      3,115,801

     Common stock, $.001 par value,
          50,000,000 shares authorized;
          6,421,000 issued                6,421          6,421

     Additional paid in capital      17,580,522     17,580,522

     Unrealized loss on securities
          available for sale           (343,507)      (143,757)

     Deficit                           (393,222)      (436,100)

     Less treasury shares, at cost     (407,300)      (407,300)
                                   ------------   ------------
          Total Shareholders' Equity 16,442,914     16,599,786
                                   ------------   ------------
          Total Liabilities and
            Shareholders' Equity   $ 25,295,955   $ 25,700,415
                                   ============   ============


                      See Accompanying Notes

FORM 10-Q

             CANTERBURY INFORMATION TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month periods ended February 28, 1999, and February 28, 1998, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                                     Three-Months Ended
                                        February 28,
                                         (Unaudited)
                                      -------------------
                                        1999       1998
                                      --------   --------
     Net revenues                  $2,802,130     $2,783,904
     Costs and expenses             1,520,312      1,255,049
                                   ----------     ----------
     Gross profit                   1,281,818      1,528,855

     Selling                          417,886        520,171
     General and administrative       907,771        947,930
                                   ----------     ----------
     Total operating expenses       1,325,657      1,468,101

     Other income/(expenses)
          Interest income             170,949        144,548
          Interest expense            (90,628)       (92,841)
          Other                        17,116         87,560
                                   ----------     ----------
          Total other income/(expense) 97,437        139,267

     Income before income taxes        53,598        200,021

     Provision for income taxes        10,720         50,005
                                   ----------     ----------
     Net Income                    $   42,878     $  150,016
                                   ==========     ==========
     Net income per share and
          common share equivalents
          Basic and diluted:
               Net income per share  $    .01        $   .03
                                   ==========     ==========
          Weighted average number
               of common shares  -
               basic and diluted   6,420,900       5,753,900
                                   =========      ==========
                      See Accompanying Notes

             CANTERBURY INFORMATION TECHNOLOGY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE-MONTHS ENDED FEBRUARY 28, 1999
                     AND FEBRUARY 28, 1998

                                      February 28  February 28
                                         1999         1998
                                     -----------   -----------
Operating activities:
  Net income                          $  42,878   $150,016
  Adjustments to reconcile
    net income to net cash
    provided by/(used in) operating
    activities operations:
      Depreciation and amortization     260,200    245,097
      Provision for losses on
        accounts receivable               2,058      4,500
      Deferred income taxes             (70,160)       -
      Other noncash items              (199,750)    62,307
      Changes in operating assets,
        net of acquisitions
          Accounts receivable          (110,970)   (59,758)
          Prepaid expenses and other
            assets                      204,274   (120,528)
          Income taxes                  (41,788)    43,033
          Accounts payable              (43,028)  (196,834)
          Accrued expenses              (51,881)  (481,821)
          Unearned tuition income        31,970    155,901
                                      ---------   --------
  Net cash provided by/(used in)
    operating activities                 23,803   (198,087)
                                      ---------   --------
Investing activities:
     Capital expenditures, net         (101,724)   (43,593)
  Net cash used in investing
    activities                          -------   --------
                                       (101,724)   (43,593)
                                       --------   --------
Financing activities:
     Principal payments on long
       term debt                        (72,701)   (77,583)
     Proceeds from payments on
       notes receivable                  81,602    112,851
  Net cash provided by financing       --------   --------
   activities                             8,901     35,268
                                       --------   --------
Net decrease in cash                    (69,020)  (206,412)
Cash, beginning of period               287,274    295,936
                                     ----------  ---------
Cash, end of period                  $  218,254  $  89,524
                                     ==========  =========
                      See Accompanying Notes

             CANTERBURY INFORMATION TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

1.  Operations and Summary of Significant Accounting Policies

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

     Stock Based Compensation
     ------------------------
     The Company has adopted SFAS No. 123- Accounting for Stock Based Compensation. As provided by SFAS No. 123, the Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25- Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123 (see Note 11).

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

     The following estimated useful lives are used:

     Building and improvements     7 years
     Equipment                     5 years
     Furniture and fixture    5 to 7 years


     Intangible Assets
     -----------------
     Goodwill is being amortized over twenty-five years using the straight-line method.

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

     Earnings Per Share
     ------------------
     Basic earnings per share is computed using the weighted average common shares outstanding during the year. Diluted earnings per share considers the dilutive effect, if any, of common stock equivalents (options).

     Recent Accounting Pronouncements
     --------------------------------
     In fiscal 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from nonowner sources, the adoption of this statement in fiscal 1999 is not expected to have an impact on the Company's net income or Stockholders' Equity. The FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's disclosures upon adoption in fiscal 1999.

     Reverse Stock Split
     -------------------
     On April 2, 1998, the Company's Board of Director approved a one-for-three reverse stock split of the Company's common shares. All share and per share information contained in these financial statements gives retroactive effect to the 1-for-3 reverse stock split effected April 14, 1998.

     Concentration of Risk
     ---------------------
     As previously discussed, the Company is in the business of providing information technology services. These services are provided to a large number of customers in various industries in the United States. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customers wide geographic dispersion. The Company performs ongoing credit evaluations of its customer's financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

     The Company maintains cash balances at several large creditworthy banks located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance
Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.

2.  Property and Equipment

     Property and equipment consists of the following:

                                        February 28, November 30,
                                            1999          1998
                                        ------------ ------------
     Land, buildings and improvements   $   725,910    $  725,910
     Equipment                            3,188,046     3,185,632
     Furniture and fixtures               1,386,377     1,287,067
     Leased property under capital
          leases and leasehold
          improvements                    1,118,495    1,118,495
                                        -----------    ---------
                                          6,418,828    6,317,104


     Less: accumulated depreciation      (4,144,873)  (3,993,108)
                                        -----------    ---------
     Net property and equipment         $ 2,273,955  $ 2,323,996
                                        ===========    =========

     Depreciation expense for 1999 and 1998 was $152,000 and $141,000, respectively.

3.   Long-Term Debt
                                        February 28,   November 30,
                                            1999           1998
                                        ------------   -----------
     Long-term obligations consist of:
          Term loan                     $1,221,,000    $1,221,000
          Revolving credit line           2,774,620     2,774,620
     Capital lease obligations              310,319       383,020
                                        -----------    ----------
                                          4,305,939     4,378,640
     Less:  Current maturities           (1,665,865)   (1,738,565)
                                        -----------    ----------
                                        $ 2,640,074    $2,640,075
                                        ===========    ==========

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

     Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $1,015,000 in 1999 and $2,470,000 in 2000.

     The carrying value of the long-term debt approximates its fair value.

4.   Capital Leases

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2004. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

Year ending November 30, 1999                $195,322
Year ending November 30, 2000                  72,619
Year ending November 30, 2001                  43,055
Year ending November 30, 2002 and thereafter   37,969
                                             --------
Total minimum lease payments                  348,965
Less amount representing interest             (38,646)
                                             --------
Present value of long-term obligations
  under capital leases                      $ 310,319
                                             ========

5.   Securities Available for Sale

     At February 28, 1999 and November 30, 1998, the Company held investment securities in a public company. Certain officers and directors of the Company have an ownership interest in the public company. Management has estimated the fair value of the investment at February 28, 1999 at $117,500 based on discounted market values due to the stock being thinly traded and volatile and has classified the investment as available for sale. The investment is included in prepaid expenses and other assets in the accompanying balance sheet. The investment has a gross carrying value of $461,007 and an unrealized loss of $343,507 at February 28, 1999. The Company did not sell any available for sale securities during 1998.

6.   Subsequent Event

     On March 10, 1999 the Company completed a Private Placement Offering for the issuance of 1,000,000 shares of common stock. The Company has received proceeds of $600,000. The Company used $500,000 in proceeds to repay amounts under the term loan as discussed in Note 3. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital. In connection with the Private Placement Offering described above, an independent third party received 200,000 shares of common stock as a finders fee.

Item 2.   Management's Discussion of Financial Condition and
          Results of Operations

Liquidity and Capital Resources
-------------------------------
     Working capital at February 28, 1999 was $28,000. This was a reduction of $41,000 over November 30, 1998.

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

     On March 10, 1999 the Company completed a Private Placement Offering with non-affiliates for the issuance of 1,000,000 shares of common stock and the issuance of 200,000 shares as a finders fee, all with registration rights. The Company has received proceeds of $600,000. The Company used $500,000 in proceeds to repay amounts under the term loan. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 1999. There was no material commitment for capital expenditures as of February 28, 1999. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the three months ended February 28, 1999 was $24,000. This was an improvement of $222,000 over the previous year's first quarter.

     General Description Of The Year 2000 Issue And The Nature
     And Effects Of The Year 2000 On Information Technology (IT)
     And Non-IT Systems

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

Costs
-----
     The Company has utilized and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. Many of the program fixes were completed in conjunction with other projects and had little incremental cost. The Company estimates that incremental costs relating to Year 2000 projects to date approximate $25,000. These costs have been expensed as incurred. The Company expects to spend less than $50,000 on Year 2000 projects in fiscal 1999. Year 2000 costs are difficult to estimate accurately and the projected cost could change due to unanticipated technical difficulties, project delays, and third party non-compliance, among other things.

Risks
-----
     Management of the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly complete their Year 2000 plans and become Year 2000 compliant. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruption are external in nature, including continuity of utility, telecommunication and transportation services, and the potential failure of the Company's customers due to their own non-compliance or the non-compliance of their business partners. In the event the Company does not properly complete its Year 2000 efforts or is affected by the disruption of outside services, the Company could be unable to take orders, distribute goods, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 could have a material adverse effect on the Company. The Company could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans
-----------------
     The Company is currently in process of developing contingency plans to address the above Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its Year 2000 efforts by April 30, 1999 and to determine what contingency plans are necessary at that time. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

Results of Operations
---------------------

     Revenues
     --------
     Revenues for the three months ended February 28, 1999 increased by $19,000 (1%) over the comparable three-month period in fiscal 1998, due to increased sales of technical training products.

     Costs and Expenses
     ------------------
     Costs and expenses for the three months ended February 28, 1999 increased by $265,000 (21%) due primarily to an increase in labor and facilities costs.

     Selling expenses for the quarter ended February 28, 1999 decreased by $102,000 (20%) over the same quarter in fiscal 1998.
The decrease was due primarily to a reduction in marketing expenses at CALC/Canterbury attributable to more cost effective and efficient production and distribution of their monthly training schedule.

     General and administrative costs decreased by $40,000 (4%) over the previous year. A reduction in staff personnel at CALC/Canterbury, ProSoft/Canterbury and the corporate office represented the majority of the reduction.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings

No additional legal proceedings were either initiated or brought against the Company during the first fiscal quarter.

Item 2     Changes in Securities

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     Submission of Matters to a Vote of Security Holders

None.

Item 5     Other Information

None.

Item 6     Exhibits and Reports on Form 8-K
             (a)  Exhibits:  None
             (b)  Reports on Form 8-K:  None

FORM 10-Q

             CANTERBURY INFORMATION TECHNOLOGY, INC.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CANTERBURY INFORMATION TECHNOLOGY, INC.
                         (Registrant)

                      By:/s/ Stanton M. Pikus
                         --------------------
                         Stanton M. Pikus
                         President
                         (Chief Executive Officer and
                          duly authorized signer)


                      By:/s/ Kevin J. McAndrew
                         ----------------------
                         Kevin J. McAndrew, C.P.A.
                         Chief Operating Officer, Executive Vice
                         President
                         (Chief Financial Officer and duly
                          authorized signer)



April 20, 1999