Form 10-Q
period 1999-05-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1999-07-15
CIK 794927

FORM 10-Q
                           -----------

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
              --------------------------------------

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended:                      Commission File Number:
May 31, 1999                                           0-15588


             CANTERBURY INFORMATION TECHNOLOGY, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)


Pennsylvania                                      23-2170505
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

The number of shares outstanding of the registrant's common
stock as of the date of the filing of this report:  8,698,022 shares.

FORM 10-Q

                  PART 1 - FINANCIAL INFORMATION
               -----------------------------------

Item 1.  Financial Statements

                 CANTERBURY INFORMATION TECHNOLOGY, INC.

                     CONSOLIDATED BALANCE SHEET
                 ------------------------------------------

ASSETS
                                     May 31,
                                      1999        November 30,
                                   (Unaudited)       1998
                                   -----------    -------------

Current Assets:
  Cash and cash equivalents        $  587,479     $   287,274
  Accounts receivable, net          1,509,216       1,141,544
  Notes receivable                    349,765         341,268
  Prepaid expenses and
    other assets                    1,550,598       1,494,001
  Deferred income tax benefit         150,000         150,000
                                   ----------      ----------
    Total Current Assets            4,147,058       3,414,087


  Property and equipment
    at cost, net of accumulated
    depreciation and amortization
    of $4,296,000 and $3,993,000     2,125,735      2,323,996
  Goodwill net of accumulated amortization
    of $2,128,000 and $1,910,000     8,775,120      8,993,805
  Deferred income tax benefit        2,712,919      2,712,919
  Notes receivable                   7,821,318      7,994,641
  Other assets                         313,040        260,967
                                   -----------    ------------
    Total Assets                   $25,895,190    $25,700,415
                                   ===========    ===========




                          See Accompanying Notes

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

                                       May 31,
                                        1999        November 30,
                                     (Unaudited)       1998
                                     ------------   ------------

Current Liabilities:
  Accounts payable - trade           $    228,665 $    357,100
  Accrued expenses                        247,764      231,743
  Income taxes payable                      -           63,217
  Unearned tuition income               1,033,405      954,128
  Current portion, long-term
     debt                                 976,877    1,738,565
                                     ------------  ------------
     Total Current Liabilities          2,486,711    3,344,753

  Long-term debt                        2,640,075    2,640,075
  Deferred income tax liability         2,964,369    3,115,801
  Common stock, $.001 par value,
     50,000,000 shares authorized;
     8,698,000 and 6,421,000 issued         8,698        6,421
  Additional paid in capital           18,712,836   17,580,522
  Unrealized loss on securities
     available for sale                  (343,507)    (143,757)

  Deficit                                (166,692)    (436,100)

  Less treasury shares, at cost          (407,300)    (407,300)
                                      -----------  -----------

     Total Shareholders' Equity        17,804,035   16,599,786
                                      -----------  -----------
     Total Liabilities and
       Shareholders' Equity           $25,015,190  $25,700,415
                                     ============ ============

                      See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and six month periods ended May 31, 1999, and May 31, 1998, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                       Three months ended     Six months ended
                            May 31,                May 31,
                         (Unaudited)             (Unaudited)
                       ---------------        ----------------
                      1999          1998      1999         1998
                      ----          ----      ----         ----
Net revenues        $3,518,806  $3,437,546  $6,320,936 $6,221,450
Costs and expenses   1,897,870   1,901,386   3,418,182  3,156,435
                    ----------   ---------   --------- ----------
Gross profit         1,620,936   1,536,160   2,902,754  3,065,015

Selling                458,528     487,391     876,414  1,007,562
General and
 administrative      1,004,232     993,763   1,912,003  1,941,693
                    ----------   ---------   ---------  ---------
Total operating
  expenses           1,462,760   1,481,154   2,788,417  2,949,255

Other (income)/expenses
  Interest income     (169,473)   (354,022)   (340,422) (498,570)
  Interest expense      92,870     104,086     183,498   196,927
  Other                (11,751)    (16,701)    (28,867) (104,261)
                     ---------   ---------  ---------- ---------
Income before provision
  for income taxes     246,530     321,643     300,128   521,664

Provision for income
  taxes                 20,000      80,411      30,720   130,416
                    ----------   ---------   --------- ---------
Net income          $  226,530    $241,232   $ 269,408  $391,248
                    ==========   =========   ========= =========
Basic earnings per share:
  Basic
Net income per share  $    .03     $   .04     $   .04  $    .07
                       =======     =======     =======  ========
Weighted average
 shares outstanding:
 Basic               8,000,600   6,031,000   7,212,400 5,890,000

                      See Accompanying Notes

FORM 10-Q

             CANTERBURY INFORMATION TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX-MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998

                                   May 31,1999    May 31,1998
                                   -----------    -----------
Operating activities:
  Net income                        $ 269,408     $391,248
  Adjustments to reconcile
   net income to net cash provided
   by/(used in) operating activities:
    Depreciation and amortization     521,888      498,670
    Provision for losses on
      accounts receivable               5,610        9,000
    Deferred income taxes            (151,432)      66,945
    Other noncash items, net         (151,558)      62,307
    Changes in operating assets
      Accounts receivable            (373,282)    (254,107)
      Prepaid expenses and
       other assets                  (108,670)    (296,595)
      Income taxes                    (63,217)        -
      Accounts payable               (128,435)     (68,094)
      Accrued expenses                 16,021     (553,689)
      Unearned tuition income          79,277      137,121
                                   ----------    ---------
  Net cash used in
    operating activities              (84,390)      (7,194)
Investing activities:
    Capital expenditures, net        (104,942)     (207,609)
                                    ---------    ---------
  Net cash used in
    investing activities             (104,942)    (207,609)

Financing activities:
    Proceeds from issuance
      of common stock, net          1,086,399         -
    Proceeds from long term debt        -          143,982
    Principal payments on long
      term debt                      (761,688)    (295,030)
    Proceeds from payments
      on notes receivable             164,826      189,775
                                   ----------    ---------
Net cash provided by
  financing activities                489,537       38,727
                                  -----------   ----------
Net increase/(decrease) in cash       300,205     (176,076)
Cash, beginning of period             287,274      295,936
                                    ---------     --------
Cash, end of period                $  587,479   $  119,860
                                   ==========   ==========

                      See Accompanying Notes


             CANTERBURY INFORMATION TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Operations and Summary of Significant Accounting Policies

     Description of Business
     Canterbury Information Technology, Inc. ("the Company") provides information technology services through two wholly owned subsidiaries. These services include computer training and software development. The Company also offers management training through a separate subsidiary.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

     Stock Based Compensation
     The Company has adopted SFAS No. 123- Accounting for Stock Based Compensation. As provided by SFAS No. 123, the Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25-Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123 (see Note 11).

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

2.   Property and Equipment
     Property and equipment consists of the following:
                                           May 31,  November 30,
                                            1999        1998
                                          ---------  -----------
     Land, buildings and improvements   $   725,910   $  725,910
     Equipment                            3,191,264    3,185,632
     Furniture and fixtures               1,386,377    1,287,067
     Leased property under capital
       leases and leasehold improvements  1,118,495    1,118,495
                                          ---------    ----------
                                          6,422,046    6,317,104
     Less: accumulated depreciation      (4,296,311)  (3,993,108)
                                         ----------    ----------
     Net property and equipment         $ 2,125,735   $2,323,996
                                        ===========  ===========

     Depreciation expense for 1999 and 1998 was $302,000 and $279,000, respectively.

3.   Long-Term Debt
                                          May 31,   November 30,
                                           1999         1998
                                         --------    ----------
     Long-term obligations consist of:
          Term loan                     $  591,000   $1,221,000
          Revolving credit line          2,774,620    2,774,620
     Capital lease obligations             251,332      383,020
                                        ----------  -----------
                                         3,616,952    4,378,640
     Less:  Current maturities            (976,877)  (1,738,565)
                                        ----------  -----------
                                       $ 2,640,075   $2,640,075
                                       ===========   ==========

     Outstanding amounts owed under the Company's term loan and credit line facilities with its primary lender were due and payable at December 31, 1998. The Company and its lender have agreed to an extension of these agreements through December 1, 1999, subject to reasonable legal fees. The Company will continue to use its best efforts to replace its primary lender prior to that time.

     Subsequent to May 31, 1999 the Company has set aside $205,875 to further reduce and prepay its bank term debt to $385,125. Based upon the terms of the restructuring agreement executed on March 11, 1999 with its lender apprixmately $220,000 of additional monies, received as proceeds from an April, 1999 Private Placement, have also been set aside to reduce term debt. Once these payments are applied, the total term debt outstanding as of July 15, 1999 would be $165,125. The balance of the outstanding term debt and revolver are due on December 1, 1999. The term debt and the revolving credit line accrue interest at the prime rate plus 2.5% per annum.

     The long term debt is secured by substantially all of the assets of the Company and requires continued compliance with previously established convenants which include: limits on capital expenditures, certain pre-payments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $895,000 in 1999 and $2,470,000 in 2000.

     The carrying value of the long-term debt approximates its fair value.

4.   Capital Leases

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2004. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

Year ending November 30, 1999                 $128,989
Year ending November 30, 2000                   72,619
Year ending November 30, 2001                   43,055
Year ending November 30, 2002 and thereafter    37,969
                                              --------
Total minimum lease payments                   282,632
Less amount representing interest              (31,300)
                                              --------
Present value of long-term obligations
under capital leases                         $ 251,332
                                             =========

5.   Securities Available for Sale

     At May 31, 1999 and November 30, 1998, the Company held investment securities in a public company. Certain officers and directors of the Company have an ownership interest in the public company. Management has estimated the fair value of the investment at May 31, 1999 at $117,500 based on discounted market values due to the stock being thinly traded and volatile and has classified the investment as available for sale. The investment is included in prepaid expenses and other assets in the accompanying balance sheet. The investment has a gross carrying value of $461,007 and an unrealized loss of $343,507 at May 31, 1999. The Company did not sell any available for sale securities during 1998.

6.   Stockholder's Equity

     On March 10, 1999 the Company completed a Private Placement Offering for the issuance of 1,000,000 shares of common stock. The Company has received proceeds of $600,000. The Company used $500,000 in proceeds to repay amounts under the term loan as discussed in Note 3. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital. In connection with the Private Placement Offering described above, an independent third party received 200,000 shares of common stock as a finders fee. On April 20, 1999 the Company completed another Private Placement Offering for the issuance of 850,000 shares of common stock. The Company has received proceeds of $603,500. In conjunction with this second Private Placement, an independent, third party received 150,000 shares of common stock as a finders fee.


Item 2.   Management's Discussion of Financial Condition and
Results of Operations

Liquidity and Capital Resources

     Working capital at May 31, 1999 was $1,660,000. This was an increase of $1,590,000 over November 30, 1998, due primarily to the two Private Placement Offerings completed during the second quarter of the year.

     Oustanding amounts owed under the Company's term loan and credit line facilities with its primary lender were due and payable at December 31, 1998. The Company and its lender have agreed to an extension of these agreements through December 1, 1999, subject to reasonable legal fees. The Company will continue to use its best efforts to replace its primary lender prior to that time.

     Subsequent to May 31, 1999, the Company has set aside $205,875 to further reduce and prepay its bank term debt to $385,125. Based upon the terms of the restructuring agreement executed on March 11, 1999 with is lender approximately $220,000 of additional monies, received as proceeds from an April, 1999 Private Placement have also been set aside to reduce term debt. Once these payments are applied, the total term debt outstanding as of July 15, 1999 would be $165,125. The balance of the outstanding term debt and revolver are due on December 1, 1999. The term debt and the revolving credit accrue interest at the prime rate plus 2.5% per annum.

     During March and April 1999 the Company completed two Private Placement Offerings with non-affiliates for the issuance of 1,850,000 shares of common stock and the issuance of 350,000 shares as a finders fee, all with registration rights. The Company has received total gross proceeds of $1,203,500. The Company used $500,000 in proceeds to repay amounts under the term loan. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 1999. There was no material commitment for capital expenditures as of May 31, 1999. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the six months ended May 31, 1999 was ($254,000). As is the case historically, the Company believes that this trend will reverse itself before year end.

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

Status Of Progress In Becoming Year 2000 Compliant, Including
Timetable For Completion Of Each Remaining Phase
     The following estimates of completion percentages and dates are based on the Company's best estimates. However, there can be no guarantee that these dates can be achieved and actual results may differ. For its information technology exposures, to date the Company is approximately 95% complete on the remediation phase and completed its software reprogramming and replacement by June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 100% of its testing and has implemented 95% of its remediated systems. Completion of the testing phase for all significant operating systems was completed by April 30, 1999, with all remediated systems fully tested and implemented by September 1, 1999.

Nature And Level Of Importance Of Third Parties And Their
Exposure To The Year 2000
     The Company has surveyed its significant vendors as to their Year 2000 compliance. Based on the nature of their responses, the Company does not need to develop contingency plans.

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

Contingency Plans
     The Company is currently in process of developing contingency plans to address the above Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its Year 2000 efforts by September 1, 1999 and to determine what contingency plans are necessary at that time. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

Results of Operations

     Revenues

     Revenues for the three months ended May 31, 1999 increased by $82,000 (2%) over the comparable three-month period in fiscal 1998, due to increased sales of technical training products. For the six months ended May 31, 1999, revenues increased by $100,000 (1%) over the same six-month period in 1998.

     Costs and Expenses

     Costs and expenses for the six months ended May 31, 1999 increased by $262,000 (8%) due primarily to an increase in labor. Costs at CALC/Canterbury attributed to the higher cost of delivering technical training products, plus research and development costs associated with the creation of alternative delivery methods for the current instructor-led training model.

     Selling expenses for the six months ended May 31, 1999 decreased by $131,000 (13%) over the same quarter in fiscal 1998.
The decrease was due primarily to a reduction in marketing expenses at CALC/Canterbury attributable to more cost effective and efficient production and distribution of their monthly training schedule.

                   PART II - OTHER INFORMATION

Item 1 Legal Proceedings - No additional legal proceedings were either initiated or brought against the Company during the first fiscal quarter.

Item 2    Changes in Securities -   None

Item 3    Defaults Upon Senior Securities -   None

Item 4    Submission of Matters to a Vote of Security Holders -

          None

Item 5    Other Information - Management Contracts -   Extension
          of employment contracts of Stanton M. Pikus and Kevin
          J. McAndrew from 2001 to 2003 in order to provide continuity of senior management as well as consideration for their waiver of contractual bonus opportunity and salary increases in Fiscal 1998.

Item 6    Exhibits and Reports on Form 8-K
          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:  None



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CANTERBURY INFORMATION TECHNOLOGY, INC.
                         --------------------------------------
                         (Registrant)


                         By/s/ Stanton M. Pikus
                         ------------------------------------
                         Stanton M. Pikus
                         President
                         (Chief Executive Officer and duly
                          authorized signer)

                         By/s/ Kevin J. McAndrew
                         ------------------------------------
                         Kevin J. McAndrew, C.P.A.
                         Chief Operating Officer,
                         Executive Vice President
                         (Chief Financial Officer and
                         duly authorized signer)





Dated:  July 15, 1999