Form 10-Q
period 1999-08-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 1999-10-20
CIK 794927

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549




             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



For Quarter Ended:                        Commission File Number:
August 31, 1999                                 0-15588



               CANTERBURY INFORMATION TECHNOLOGY, INC.
       (Exact name of registrant as specified in its charter)



    Pennsylvania                              23-2170505
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

The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 9,197,550 shares.

FORM 10-Q

                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------
Item 1.  Financial Statements
-----------------------------

                 CANTERBURY INFORMATION TECHNOLOGY, INC.

                       CONSOLIDATED BALANCE SHEET
                       --------------------------

ASSETS
------                                      August 31,
                                                1999      November 30,
                                            (Unaudited)     1998
                                            -----------   ------------
Current Assets:
  Cash and cash equivalents               $  734,399       $   287,274
  Accounts receivable, net                 1,333,129         1,141,544
  Notes receivable                           356,716           341,268
  Prepaid expenses and
   other assets                            1,765,245         1,494,001
  Deferred income tax benefit                150,000           150,000
                                        ------------       -----------
   Total Current Assets                    4,339,489         3,414,087


  Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $4,437,000 and $3,993,000            2,001,527         2,323,996
  Goodwill net of accumulated amortization
   of $2,237,000 and $1,910,000            8,666,189         8,993,805
  Deferred income tax benefit              2,712,919         2,712,919
  Notes receivable                         7,729,489         7,994,641
  Other assets                               313,040           260,967
                                         -----------       -----------
   Total Assets                          $25,762,653       $25,700,415
                                         ===========       ===========


                         See Accompanying Notes

FORM 10-Q

                  CANTERBURY INFORMATION TECHNOLOGY, INC.
                        CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY

                                             August 31,
                                               1999       November 30,
                                            (Unaudited)       1998
Current Liabilities:                      -------------    -----------
  Accounts payable - trade                $    216,964    $    357,100
  Accrued expenses                             214,668         231,743
  Income taxes payable                          26,919          63,217
  Unearned tuition income                      937,508         954,128
  Current portion, long-term
   debt                                      3,202,063       1,738,565
                                             ---------       ----------
   Total Current Liabilities                 4,598,122       3,344,753

  Long-term debt                               169,454       2,640,075

  Deferred income tax liability              2,964,369       3,115,801

  Common stock, $.001 par value, 50,000,000
   shares authorized; 8,698,000
   and 6,421,000 issued                          8,698          6,421
   Additional paid in capital               18,690,336      17,580,522
  Unrealized loss on securities
   available for sale                         (343,507)      (143,757)
  Retained earnings (deficit)                   82,481       (436,100)
  Less treasury shares, at cost               (407,300)      (407,300)
                                           -----------      ----------
   Total Shareholders' Equity               18,030,708      16,599,786
                                           -----------      ----------
   Total Liabilities and
    Shareholders' Equity                  $ 25,762,653    $ 25,700,415
                                          ============    ============

                          See Accompanying Notes

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME

The following Consolidated Statements of Income for the three-month and nine month periods ended August 31, 1999, and August 31, 1998, are unaudited, but the Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the respective periods have been included. Quarterly results of operations are not necessarily indicative of results for the full year.

                            Three months ended        Nine months ended
                               August 31,                 August 31,
                              (Unaudited)                 (Unaudited)
                            1999        1998           1999           1998
                            ----        ----           ----           ----
Net revenues              $3,227,030  $3,215,032     $9,547,966  $9,436,482
Costs and expenses         1,759,706   1,752,545      5,177,888   4,908,980
                          ---------- -----------     ----------  ----------
Gross profit               1,467,324   1,462,487      4,370,078   4,527,502
Selling                      430,376     491,298      1,306,790   1,498,860
General and
 administrative              841,522     821,760      2,753,525   2,763,453
                          -----------  ----------     ---------  ----------
Total operating expenses   1,271,898   1,313,058      4,060,315   4,262,313
Other (income)/expenses
  Interest income           (169,348)   (146,243)      (509,770)   (644,814)
  Interest expense            91,832      71,788        275,330     268,715
  Other                       (6,229)     (5,949)       (35,096)   (110,210)
                           ---------  ----------      ---------   ---------
Income before provision for
 income taxes                279,171     229,833        579,299     751,498

Provision for income taxes    30,000      50,000         60,720     180,416
                           --------- -----------      ---------   ---------
Net income                $  249,171  $  179,833     $  518,579  $  571,082
                          ========== ===========     ==========  ==========
Basic earnings per share:
  Basic
Net income per share      $      .03  $      .03     $      .07   $     .10
Weighted average          ==========  ==========     ==========   =========
  shares outstanding:
 Basic                     8,819,700   6,043,000      7,773,500   5,945,200

                         See Accompanying Notes

FORM 10-Q
                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE-MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

                                        August 31,         August 31,
                                          1999                1998
                                        ----------         ----------
Net income                              $ 518,579          $571,081
Adjustments to reconcile net income to
 net cash provided by/(used in)
 operating activities:
   Depreciation and amortization          771,566           750,001
   Provision for losses on accounts
    receivable                             13,256            13,000
   Deferred income taxes                 (151,432)          116,925
   Other noncash items, net              (199,748)           62,307
   Changes in operating assets
    Accounts receivable                  (204,841)         (251,895)
    Prepaid expenses and other assets    (323,317)         (312,603)
    Income taxes                          (36,298)              -
    Accounts payable                     (140,136)          (64,222)
    Accrued expenses                      (17,075)         (749,881)
    Unearned tuition income               (16,620)           96,330
                                        ---------         ---------
 Net cash provided by operating
   activities                             213,934           231,043
Investing activities:
    Capital expenditures, net            (121,481)         (391,821)
                                       ----------         ---------
 Net cash used in investing activities   (121,481)         (391,821)
Financing activities:
    Proceeds from issuance of common
     stock, net                         1,112,091             -
    Proceeds from long term debt           -                143,982
    Principal payments on long
      term debt                        (1,007,123)         (466,886)
    Proceeds from payments on notes
      receivable                          249,704           268,228
                                      -----------       -----------
 Net cash provided by/(used in)
  financing activities                    354,672           (54,676)
                                      -----------       -----------
Net increase/(decrease) in cash           447,125          (215,454)
Cash, beginning of period                 287,274           295,936
                                      -----------       -----------
Cash, end of period                    $  734,399        $   80,482
                                      ===========       ===========

                           See Accompanying Notes

                  CANTERBURY INFORMATION TECHNOLOGY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

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

   Stock Based Compensation
   The Company has adopted SFAS No. 123- Accounting for Stock Based Compensation. As provided by SFAS No. 123, the Company accounts for stock options under Accounting Principles Board (APB) Opinion No. 25-Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123.

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

   Concentration of Risk
   As previously discussed, the Company is in the business of providing training and information technology services. These services are provided to a large number of customers in various industries in the United States. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customers wide geographic dispersion. The Company performs ongoing credit evaluations of its customer's financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

 The Company maintains cash balances at several large creditworthy banks located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.

2.      Acquisition

  On October 18, 1999, the Company purchased certain assets of U.S. Communications, Inc. for 292,468 restricted shares of Canterbury common stock valued at $850,000, as well as $100 in cash, and $49,000 in assumed liabilities. The total purchase price was $900,000. U.S. Communications, an Annapolis, Maryland company, sells computer hardware and software; performs technical computer training and also provides technical consulting. The acquisition was recorded under the purchase method of accounting. Results of operations for the first nine months of fiscal 1999 are not included in the income statement. The pro forma, unaudited results of operations for the nine-month period ending August 31, 1999 and 1998, assume that the purchase of U.S. Communications had been consummated on December 1, 1997. Results are as follows:

                                       1999             1998
                                       ----             ----
   Pro forma revenue               $19,097,917     $17,726,201
   Pro forma net income                738,459         649,844
   Pro forma earnings per share:
       Basic                              $.09            $.10


3.      Property and Equipment

  Property and equipment consists of the following:
                                         August 31,      November 30,
                                            1999             1998
                                            ----             ----

   Land, buildings and improvements      $   725,910      $  725,910
   Equipment                               3,207,803       3,185,632
   Furniture and fixtures                  1,386,377       1,287,067
   Leased property under capital
     leases and leasehold improvements      1,118,495       1,118,495
                                           ---------       ---------
                                           6,438,585       6,317,104

   Less: accumulated depreciation         (4,437,058)     (3,993,108)
                                           ----------     -----------
   Net property and equipment            $ 2,001,527     $ 2,323,996
                                         ===========     ===========

   Depreciation expense for 1999 and 1998 was $302,000 and $279,000, respectively.

4. Long-Term Debt
                                           August 31,     November 30,
                                             1999            1998
                                             ----            ----
   Long-term obligations consist of:
     Term loan                            $  419,249      $1,221,000
     Revolving credit line                 2,774,620       2,774,620
   Capital lease obligations                 177,648         383,020
                                           ---------      ----------
                                           3,371,517       4,378,640
   Less:  Current maturities               3,202,063      (1,738,565)
                                          ----------      ----------
                                         $   169,454      $2,640,075
                                         ===========      ==========

  Outstanding amounts owed under the Company's term loan and credit line facilities with its primary lender were due and payable at December 31, 1998. The Company and its lender have agreed to an extension of these agreements through December 1, 1999, subject to reasonable legal fees.

   Subsequent to August 31, 1999 the Company has entered into preliminary discussions with its primary lender regarding a restructuring of the total outstanding debt. The Company and its lender are discussing the possibility of combining the outstanding term and revolver debt ($3,121,000 as of October 11, 1999) and repaying the balance with a three year amortization over a two year period. Several issues such as pricing, the starting date for term payments and other structural components have not yet been finalized. Management believes that a restructuring will be accomplished as of November 30, 1999, although as of the date of this filing, no formal term sheet has been received from the lender. Based on these facts, the Company has chosen to classify all outstanding term and revolver debt as current liabilities as of August 31, 1999 to conservatively reflect the situation.

   The term debt and the revolving line of credit accrue interest at the prime rate plus 2.5% per annum.

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

   Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $0 in 1999 and $3,121,000 in 2000.

   The carrying value of the long-term debt approximates its fair value.

5. Capital Leases

   Capital lease obligations are for certain equipment leases which expire through fiscal year 2004. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception, as of May 1, 1995 and May 1, 1997 are as follows:

 Year ending November 30, 1999                  $45,781
 Year ending November 30, 2000                   72,619
 Year ending November 30, 2001                   43,055
 Year ending November 30, 2002 and thereafter    37,969
                                                -------
 Total minimum lease payments                   199,424
 Less amount representing interest              (21,776)
                                                -------
 Present value of long-term obligations
   under capital leases                       $ 177,648
                                              =========
6. Securities Available for Sale

   At August 31, 1999 and November 30, 1998, the Company held investment securities in a public company. Certain officers and directors of the Company have an ownership interest in the public company. Management has estimated the fair value of the investment at August 31, 1999 at $117,500 based on discounted market values due to the stock being thinly traded and volatile and has classified the investment as available for sale. The investment is included in prepaid expenses and other assets in the accompanying balance sheet. The investment has a gross carrying value of $461,007 and an unrealized loss of $343,507 at August 31, 1999. The Company did not sell any available for sale securities during 1998.

7. Stockholder's Equity

   On March 10, 1999 the Company completed a Private Placement Offering for the issuance of 1,000,000 shares of common stock. The Company received proceeds of $600,000. The Company used $500,000 of the proceeds to repay amounts under the term loan as discussed in Note
4. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital. In connection with the Private Placement Offering described above, an independent third party received 200,000 shares of common stock as a finders fee. On April 20, 1999 the Company completed another Private Placement Offering for the issuance of 850,000 shares of common stock. The Company received proceeds of $603,500. In conjunction with this Private Placement, an independent, third party received 150,000 shares of common stock as a finders fee.

   On October 4, 1999 the Company initiated another Private Placement offering for the issuance of 470,589 shares of common stock. The Company has received proceeds of $200,000 and will receive the additional $300,000 by October 31, 1999. In conjunction with this Private Placement, an independent, third party received 47,059 of common stock as a finders fee.

Item 2.Management's Discussion of Financial Condition and Results of
Operations

Liquidity and Capital Resources

   Working capital at August 31, 1999 was ($258,000). This was an decrease of $327,000 over November 30, 1998, due primarily to the reclassification of all outstanding bank debt to current maturities pending a formal restructuring of this debt by the Company's primary lender.

   Outstanding amounts owed under the Company's term loan and credit line facilities with its primary lender were due and payable at December 31, 1998. The Company and its lender have agreed to an extension of these agreements through December 1, 1999, subject to reasonable legal fees.

   Subsequent to August 31, 1999 the Company has entered into preliminary discussions with its primary lender regarding a restructuring of the total outstanding debt. The Company and its lender are discussing the possibility of combining the outstanding term and revolver debt ($3,121,000 as of October 11, 1999) and repaying the balance with a three year amortization over a two year period. Several issues such as pricing, the starting date for term payments and other structural components have not yet been finalized. Management believes that a restructuring will be accomplished as of November 30, 1999, although as of the date of this filing, no formal term sheet has been received from the lender. Based on these facts, the Company has chosen to classify all outstanding term and revolver debt as current liabilities as of August 31, 1999 to conservatively reflect the situation.

   During March and April 1999 the Company completed two Private Placement Offerings with non-affiliates for the issuance of 1,850,000 shares of common stock and the issuance of 350,000 shares as a finders fee, all with registration rights. The Company has received total gross proceeds of $1,203,500. The Company used $500,000 in proceeds to repay amounts under the term loan. The remaining amounts are intended to be used for further paydown of debt, general corporate purposes and for working capital. During October, 1999, the Company completed another private placement of 470,589 shares of common stock for $500,000. The proceeds will be used for general working capital requirements.

   Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 1999. Management also believes that above proposed debt restructuring will allow the Company to successfully manage its debt amortization while allowing for continued internal growth. There was no material commitment for capital expenditures as of August 31, 1999. Inflation was not a significant factor in the Company's financial statements.

   Cash flow from continuing operations for the nine months ended
August 31, 1999 was $214,000, which was consistent with the same nine month period in 1998.

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

   Status Of Progress In Becoming Year 2000 Compliant, Including
Timetable For Completion Of Each Remaining Phase

   The following estimates of completion percentages and dates are based on the Company's best estimates. However, there can be no guarantee that these dates can be achieved and actual results may differ. For its information technology exposures, to date the Company has completed the remediation phase and completed its software reprogramming and replacement. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 100% of its testing and has implemented 100% of its remediated systems. Completion of the testing phase for all significant operating systems was completed by April 30, 1999, with all remediated systems fully tested and implemented by September 1, 1999.

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

   Contingency Plans
   The Company is currently in process of developing contingency plans to address the above Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its Year 2000 efforts by November 1, 1999 and to determine what contingency plans are necessary at that time. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

Results of Operations

   Revenues
   Revenues for the three months ended August 31, 1999 approximated the comparable three-month period from 1998. For the nine months ended August 31, 1999, revenues increased by $112,000 (1%) over the same nine-month period in 1998.

   Costs and Expenses
   Costs and expenses for the nine months ended August 31, 1999 increased by $269,000 (5%) due primarily to an increase in labor costs. Costs at CALC/Canterbury attributed to the higher cost of delivering technical training products, plus research and development costs associated with the creation of alternative delivery methods for the current instructor-led training model.

   Selling expenses for the three months ended August 31, 1999 decreased by $61,000 (12%) and for the nine months ended August 31, 1999 decreased by $192,000 (13%). The decrease was due primarily to a reduction in marketing expenses at CALC/Canterbury attributable to more cost effective and efficient production and distribution of their monthly training schedule.

                        PART II - OTHER INFORMATION

Item 1     Legal Proceedings
       No additional legal proceedings were either initiated or brought against the Company during the first fiscal quarter.

Item 2     Changes in Securities
       None

Item 3     Defaults Upon Senior Securities
       None

Item 4     Submission of Matters to a Vote of Security Holders
       None

Item 5     Other Information
       None

Item 6     Exhibits and Reports on Form 8-K
      (a) Exhibits: Asset Purchase Agreement Between Registrant and U.S. Communications, Inc. and Condor Technology Solutions Inc.
      (b) Reports on Form 8-K: A Form 8-K was filed on August 13, 1999 when the Company entered into a Letter of Intent to acquire certain assets and assume certain limited liabilities of U.S. Communications, Inc., a wholly owned subsidiary of Condor Technology Solutions, Inc., subject to due diligence and a definitive purchase agreement.

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


                              CANTERBURY INFORMATION TECHNOLOGY, INC.
                                (Registrant)


                                By:/s/Stanton M. Pikus
                                   Stanton M. Pikus, President
                                (Chief Executive Officer and duly
                                authorized signer)


                                By:/s/Kevin J. McAndrew
                                   Kevin J. McAndrew, C.P.A.
                                   Chief Operating Officer, Executive
                                   Vice President
                                (Chief Financial Officer and duly\
                                authorized signer)








October 20, 1999