Form 10-K
period 1999-11-30
CANTERBURY INFORMATION TECHNOLOGY INC
filed 2000-03-14
CIK 794927

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
        ------------------------------------------------

                           FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934:

          For the fiscal year ended: November 30, 1999

                Commission File Number: 0-15588


            CANTERBURY INFORMATION TECHNOLOGY, INC.
            ---------------------------------------



             Pennsylvania                          23-2170505
- ---------------------------------------------      ------------
State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                Identification Number)



  1600 Medford Plaza, Rt. 70 & Hartford Road Medford, New Jersey   08055
--------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)


            Issuer's telephone number   (609) 953-0044

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
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this 10-K.   X
                                                      ---
Revenues for the most recent fiscal year were $14,209,526.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 25, 2000 was $36,239,000.

The number of shares outstanding of the issuer's class of common equity, as of February 25, 2000 was 9,508,000.

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

     Prior to 1988 the Company was comprised of two segments: the vocational school segment and the seminar segment. In November, 1988 the Company sold its seminar segment, which represented less than 2% of the Company's revenues. The Company was then solely a vocational school company. In November, 1992 the Company acquired Star Label Products, Inc., a specialty printing company. In September, 1993 the Company purchased Motivational Systems, Inc., a management training company. In November of 1993, the Company acquired Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In June of 1994, the Company acquired Computer Applications Learning
Center (CALC), a computer software training company.  In
July, 1996, the Company acquired ProSoft Training, LLC., a computer software training company. In November, 1995, the Company sold Star Label Products, Inc. In November, 1996, the Company sold Landscape Maintenance Services, Inc. In
May, 1997, the Company purchased ATM Technologies, Inc., a software development company. In November, 1997, the Company closed its last two vocational schools. In February of 1999, the Company closed Prosoft, incorporating its technical staffing operations into CALC/Canterbury. In October, 1999 the Company purchased U.S. Communications, a hardware reseller, training, and techical services company.

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


NARRATIVE DESCRIPTION OF BUSINESS - COMPUTER SOFTWARE
TRAINING/SERVICES

     In June, 1994, the Company acquired Computer Applications
Learning Center (CALC), a New Jersey based computer software training company. Since 1983 CALC has trained corporate workers and managers at its five training centers in New York and New Jersey and on site at Fortune 1000 corporations. During 1995, the Company changed the name of CALC to CALC/Canterbury Corp. to more appropriately reflect Canterbury's role in the corporate training industry. In January 2000, CALC/Canterbury became the first Linuxcare authorized Mentoring Center with the exclusive territory of the eastern seaboard. CALC/Canterbury is a Microsoft Certified Technical Education Center, Lotus Authorized Education Center and an authorized center for both CAT and VUE testing. CALC/Canterbury is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. CALC/Canterbury's technical services division offers technology project management, software development, hardware and software installations, web development and technical staffing. Through CALC Web University, CALC/ Canterbury offers e-commerce enabled, Internet-based training as well as custom designed web delivered courses.

     Future Plans
     Canterbury expects to expand this line of the business
by:  making acquisitions in the information technology
market of companies that provide complementary products and
services (such as technical recruiting, technical services and Web-based training) to the significant customer base established over the past sixteen years of operations; and by entering into
strategic business partnerships to allow the existing sales
force to offer multiple information technology related
services and products.  Over time, as the Company's market
penetration increases, the services that were subcontracted
in the past, will be developed and expanded internally.


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

     The other major expansionary plan is to develop, internally, new product offerings, both consulting and on-line, for existing and potential customers, based on their specific needs. With several consultants who are exceptional course developers on staff, this process has already resulted in additional product revenue streams.


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

NARRATIVE DESCRIPTION OF BUSINESS - VALUE ADDED HARDWARE RESELLER
     In October, 1999, the Company acquired U.S. Communications, Inc., an Annapolis, Maryland based reseller of desktop and server computer systems to state and local governments as well as commercial private sector companies in the mid-Atlantic market. USC proviees a broad range of information technology services other than hardware procurement and installation. Other products and services include training, software, consulting and network design and management. After the acquisition, the Company changed the name of U.S. Communications to USC/Canterbury Corp. (USC).

     The Company predominately resells Hewlett-Packard personal computers and servers as stand alone desktops, workstations and complete networks. Virtually no inventory is maintained as most equipment is drop shipped to the customer location. The consulting and network design services are becoming a more important value added product to the customer base, as they look for a complete solution to their information technology needs.

     Future Plans
     This division's expansion forecast includes additional penetration into existing governmental installations, increasing its technical training efforts for both Microsoft and Linuxcare certified training and adding additional techical services to new and existing client bases.

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


[CAPTION]
BUSINESS MODEL - INFORMATION TECHNOLOGY SERVICES

Technical         Training               Computer and             Technical
 Training         Companies           Software Consulting   Staffing and Recruiting
Companies      CALC/Canterbury          ATM/Canterbury           CALC/Canterbury
CALC/Canterbury  MSI/Canterbury        CALC/Canterbury
USC/Canterbury   USC/Canterbury         USC/Canterbury

           Network and       Systems Integrators       Internet and Intranet
        Systems Developers            =                      Consultants
           and Installers    Hardware/Software Sales    Developers and Providers
           CALC/Canterbury       USC/Canterbury            CALC/Canterbury
            USC/Canterbury
                             Business to Business Portal
                               Global Online Training
                                 CALC Web University




EMPLOYEES
     As of November 30, 1999, the Company, including all subsidiaries, had 159 employees: 99 full-time employees and 60 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company owns non-operational land and a building in Bedminster, New Jersey which was acquired as part of the Landscape Maintenance acquisition. All other facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $1,254,000 in fiscal year 2000.

     The following table sets forth the locations of the Company including square footage:


Location                                Square Footage

Canterbury Information Technology, Inc.
1600 Medford Plaza
Medford, New Jersey  08055               4,200

ATM/Canterbury Corp.
16840 Barker Springs, Suite C300
Houston, TX  77084                       3,700

MSI/Canterbury
400 Lanid Drive
Parsippany, New Jersey  07054            1,800

USC/Canterbury Corp.
801 Campass Way, Suite 205
Annapolis, MD. 21401                     2,500

CALC/Canterbury
500 Lanid Drive
Parsippany, New Jersey 07054            23,500

CALC/Canterbury
780 Third Avenue, Concourse Level One
New York, New York  10017                4,200

CALC/Canterbury
Woodbridge Place, Gill Lane at Route 1
Iselin, New Jersey  08830                6,000

CALC/Canterbury
Park 80 West Plaza
Saddlebrook, New Jersey  07663           5,926

CALC/Canterbury
55 Broadway
New York, New York  10006                7,000


ITEM 3.  LEGAL PROCEEDINGS

     As previously disclosed in previous filings, the Company was a defendant in litigation instituted by Mr. Thomas Arnold, a former employee of CALC. The suit alleged a breach of contract, various tort claims and requested punitve damages of over $8 million. The Company and its attorney had contended that Mr. Arnold's claims was without merit.

     The trial was held, and in January, 2000, the Court found in favor of the Company on all counts and the Court did not find in favor of the Company in its counterlciam.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company's Annual Meeting was held on October 7, 1999, at which time two matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Ernst & Young LLP as the Company's independent auditors and the election of the following Directors:
Stanton M. Pikus, Kevin J. McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M. Vineberg, Paul L. Shapiro and Frank A. Cappiello.

                            PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company commenced trading in the Over-The-Counter (O-T-C) market subsequent to the closing of its initial public offering on August 29, 1986. Commencing on January 8, 1993, the Company's shares of common stock began trading on NASDAQ's National Market under the stock symbol of SKIL. In March, 1994, the Company's stock symbol was changed to XCEL. As a result of the one for three reverse stock split effective April 14, 1998, the Board of Directors changed the trading symbol stock from XCEL to CITI. The high and low bid prices (adjusted to reflect the 1 for 3 reverse stock split) of the Company's common stock from December 1, 1996 through February 25, 2000 were as follows:

[CAPTION]
           MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

-----------------------------------------------------------------------------
1997           1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
              High     Low      High    Low     High   Low    High     Low
Common Stock  5.0625   2.0625   4.4063 2.7188   4.875  2.8125  4.3125  3.0938
- ---------------------------------------------------------------------------
1998           1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
              High     Low      High    Low     High   Low     High    Low
Common Stock  3.375    1.7813   2.5313 1.125    1.6875  .7813  1        .5
-----------------------------------------------------------------------------
1999           1st Quarter      2nd Quarter       3rd Quarter    4th Quarter
              High     Low      High    Low     High   Low     High    Low
Common Stock  1.469     .5      1.938   .9063   1.8125 1.125   3.938   1.5313
-----------------------------------------------------------------------------
2000           1st Quarter
              High     Low
Common Stock  4.75      3
-----------------------------------------------------------------------------

     The approximate number of record holders of the Company's common stock as of November 30, 1999 as determined from the Company's transfer agent's list of record holders was 342. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 5,000 beneficial holders.

     The Company has never declared a dividend on its common stock and does not plan to do so in the near future.


ITEM 6.  SELECTED FINANCIAL DATA

                         1999         1998        1997        1996        1995
Operating data:
Net revenues             $14,209,526 $12,112,879 $12,423,452 $12,717,692  $13,005,642
Income (loss) from
continuing operations        620,768     581,503    (931,870)    423,157      723,184
Income (loss) from and gain
 on sale of discontinued
 operations (1)                -          -       (1,536,047)  1,243,411      990,656

Basic per share data:
Income (loss) from
continuing operations           $.08        $.10       $(.22)       $.08         $.17

Discontinued operations       -             -           (.29)        .26          .23
                         -----------  ----------   ---------    --------   ----------
Net income (loss)               $.08        $.10       $(.51)       $.34         $.40
                         ===========  ==========   =========    ========   ==========
Balance sheet data:
Total assets             $27,811,971 $25,700,415 $25,787,101 $27,400,539  $25,670,332
Long-term debt             1,989,031   2,640,075   3,856,956   4,718,793    6,572,701

(1) In November, 1995 the Company sold Star Label Products, Inc., a specialty printing company. In November, 1996, the Company sold Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In November, 1997, the Company closed its last two vocational schools. Prior year financial statements have been restated to reflect the discontinuation of the segments.


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

     LIQUIDITY AND CAPITAL RESOURCES
     Working capital at November 30, 1999, was $1,260,000. This was an increase of $1,878,000 over the previous year. This increase is explained by the following reasons: Accounts receivable increased by $1,536,000, while accounts payable increased only by $788,000. Most of these increases were caused by the acquisition of USC/Canterbury in October, 1999. Secondly, cash increased $773,000 during the year, due to positive cash flow from operating activities.

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001. when the final balloon payment of $640,000 is due and payable. Scheduled payments for fiscal 2000 total $915,000.

     The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Subsequent to November 30, 1999 the Company has paid a total of $285,000 to reduce the total bank debt from $2,975,000 to $2,690,000. The outstanding debt will accrue interest at prime plus 2.0% per annnum.

     During 1999, the Company successfully completed a series of private placements with non-affiliates. From March, 1999 to October, 1999, a total of four private placements occurred. A total of 2,320,589 restricted common shares of stock were issued. The net proceeds totaled $1,471,220. The Company also issued a total of 397,059 shares of restricted common stock as finder fees associated with these placements. All private placements had registration rights. The Company used the proceeds to repay amounts under the term loan for general corporate purposes and for working capital.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 2000. There was no material commitment for capital expenditures as of November 30, 1999. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the year ended
November 30, 1999 was $659,000. This represents an increase of $253,000 over the prior year. 1999 was the fifth consecutive year of positive cash from continuing operations. During the year, the Company reduced its long term bank debt by $1,257,000. For the past four years, the reduction in long term debt totals $6,652,000.

     Impact of Year 2000

     In prior years, the Company discussed the nature of and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $50,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to insure that any latent year 2000 matters that may arise are addressed promptly.

     RESULTS OF OPERATIONS

     Fiscal 1999 Compared to Fiscal 1998
     Revenues
     --------
     Revenues increased by $2,086,000 (17%) in fiscal 1999 over fiscal 1998. The majority ($1,990,000) of this increase in attributable to the revenues generated by USC/Canterbury, which was acquired in October, 1999. The revenues for the other existing subsidiaries remained fairly constant. The Company continues to develop alternative revenue streams such as on-line learning, technical staffing services and web development. It is believed that these additional revenue streams will become more significant in Fiscal 2000 and beyond.

     Costs and Expenses
     ------------------
     Costs and expenses increased by $1,773,000 (26%) in fiscal 1999 over the previous year. Again, the most significant portion of this increase ($1,592,000) is attributable to costs associated with USC/Canterbury for the fourth quarter of the year. The remaining increase of $181,000 is due to increased labor and personnel costs in the training segment.

     Selling expense decreased by $176,000 (9%). There was a planned reduction in marketing expense for CALC/Canterbury of $106,000. During the year the Company continued to downsize the catalog and the mailing list. More and more of the public registrations are coming through the CALC/ Canterbury web site, which has allowed for the reduction in printing and postage expenses. The balance of the reduction is primarily due to reduced costs associated with sales personnel.

     General and administrative expense decreased by $153,000 (4%) in fiscal 1999 over fiscal 1998. This reduction is due to reduced personnel costs throughout the organization. As technology continues to improve, the Company has been able to downsize several support functions, relying more on information generated and processed by in-house computer applications.

     Interest income for fiscal 1999 decreased by $155,000 (18%) over fiscal 1998. This was due to the fact that in 1998 the Company recognized interest income on the portion of the Company's revolving credit facility with Chase Bank that was assumed by the owners of Landscape Maintenance Services for both 1998 and 1997.

     Fiscal 1998 Compared to Fiscal 1997
     Revenues
     --------
     Revenues decreased by $300,000 (2%) in fiscal 1998 over fiscal 1997. As previously discussed, new information technology goods and services are being introduced to our customers. This strategy of becoming a more complete provider of information technology services required the restructuring of the existing sales force. This has caused, in the short term, some revenue stagnation due to the recruiting, hiring and training process of the sales staff. The Company believes that this current investment will provide long-term benefits to the customers and hence, revenues.

     Costs and Expenses
     ------------------
     Costs and expenses decreased by $409,000 (6%) in fiscal 1998 over the previous year. This most significant cause of this decrease was the reduction in rent expense of $476,000 in 1998 versus 1997. The reduction was due primarily to the Company recognizing in 1997 costs associated with terminating certain leases for its management training company's facilities. During 1998, the Company mitigated these costs, in part, through subleasing of the facility which resulted in a change in estimate of the previously recognized costs.

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

                       PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS,
COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     The directors, executive officers and control persons of the Company as of November 30, 1999 were as follows:

Name                     Age   Position Held with Company(1)
----                     ---   -----------------------------
Stanton M. Pikus         59    President, Chief Executive Officer,
                               Chairman of the Board of Directors
Kevin J. McAndrew, CPA   41    Chief Operating Officer,
                               Executive Vice President,
                               Chief Financial Officer,
                               Treasurer, Director
Jean Zwerlein Pikus      46    Vice President - Operations,
                               Secretary, Director
Alan Manin               62    Director
Stephen M. Vineberg      58    Director
Paul L. Shapiro          48    Director
Frank A. Cappiello       74    Director


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

     FRANK A. CAPPIELLO, a Director since 1995, is President of an investment counseling firm: McCullough, Andrews & Cappiello, Inc., providing management of more than $1 billion of assets. He is Chairman of three no-load mutual funds; Founder and Principal of Closed-End Fund Advisors, Inc.; publisher of Cappiello's Closed-End Fund Digest; author of several books and a regular panelist on "Wall $treet Week with Louis Rukeyser." For more than 12 years Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, he was the Research Director of a major stock brokerage firm. He is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.


ITEM 11.  EXECUTIVE COMPENSATION


     CASH COMPENSATION
     The Company had 99 full-time employees as of November 30, 1999. There were no cash directors' fees paid during this period.

                               Summary Compensation Table

Name &                             Other      Restricted   Securities     LTIP     All
Principal                          Annual        Stock     Underlying     Payouts  Other
Position  Year Salary($)Bonus($) Compensation($) Awards($) Options/SAR(#)  ($)  Compensation($)
Stanton
M. Pikus   1999 $195,000  $  -     $-              $-         140,000        $-   $-
President, 1998  202,500     -      -               -         150,000         -    -
Chief      1997  195,000     -      -               -          33,334         -    -
Executive
Officer

Kevin J.
McAndrew   1999 $135,000  $  -     $-              $-         105,000        $-   $-
Chief      1998  127,788     -      -               -         110,000         -    -
Operating  1997  120,000     -      -               -          25,001         -    -
Officer,
Chief Financial
Officer.

     During fiscal 1997, the Company entered into an amended employment agreement with the President. The term of the agreement is five years and provides for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract.
Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange his contract was extended for one year through 2001 at the same terms. For the years ended November 30, 1998 and November 30, 1999, the President waived his rights to receive any performance bonus earned.

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


     COMPENSATION PURSUANT TO PLANS
     The following non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant)as of February 25, 2000.

Name of Individual  Capacity in    Options   Date Granted   Exercise Price
                    Which Served
============================================================================
Stanton M. Pikus    President           16,667    10/29/96      $3.09
                    Chairman of the     33,334    01/13/97      $2.25
                    Board of Directors  50,000    05/18/98      $1.38
                                       100,000    12/04/98       $.53
                                        40,000    08/27/99      $1.56
                                       100,000    11/04/99      $2.40
-----------------------------------------------------------------------------
Kevin J. McAndrew,  Chief Operating
CPA                 Officer
                    Executive Vice
                    President
                    Chief Financial
                    Officer
                    Treasurer, Director 16,667    10/29/96      $3.09
                                        16,667    01/13/97      $2.25
                                         8,334    10/16/97      $3.56
                                        35,000    05/18/98      $1.38
                                        75,000    12/04/98       $.53
                                        30,000    08/27/99      $1.56
                                        75,000    11/04/99      $2.40
-----------------------------------------------------------------------------
Jean Zwerlein  Vice President-Operations
Pikus          Secretary, Director       8,334    10/29/96      $3.09
                                         8,334    01/13/97      $2.25
                                         6,667    10/16/97      $3.56
                                        20,000    05/18/98      $1.38
                                        45,000    12/04/98       $.53
                                        18,000    08/27/99      $1.56
                                        45,000    11/04/99      $2.40
-----------------------------------------------------------------------------
Alan Manin     Director                  3,334    10/29/96      $3.09
                                         3,334    01/13/97      $2.25
                                        10,000    05/18/98      $1.38
                                        17,500    12/04/98       $.53
                                         7,000    08/27/99      $1.56
                                        17,500    11/04/99      $2.40
                                        10,000    01/11/00      $3.67
-----------------------------------------------------------------------------
Stephen
Vineberg       Director                    834    05/11/95      $8.25
                                         3,334    07/24/95      $8.43
                                         3,334    10/29/96      $3.09
                                         8,334    01/13/97      $2.25
                                         2,500    10/16/97      $3.56
                                        10,000    05/18/98      $1.38
                                        17,500    12/04/98       $.53
                                         7,000    08/27/99      $1.56
                                        17,500    11/04/99      $2.40
                                        10,000(1) 01/11/00(1)   $3.67(1)
-----------------------------------------------------------------------------
Paul Shapiro   Director                    834    05/11/95      $8.25
                                         3,334    07/24/95      $8.43
                                         3,334    10/29/96      $3.09
                                         8,334    01/13/97      $2.25
                                         2,500    10/16/97      $3.56
                                        10,000    05/18/98      $1.38
                                        17,500    12/04/98       $.53
                                         7,000    08/27/99      $1.56
                                        17,500    11/04/99      $2.40
                                        10,000(1) 01/11/00(1)   $3.67(1)
------------------------------------------------------------------------------
Frank A.
Cappiell      Director                   3,334    10/29/96      $3.09
                                        33,334    01/13/97      $2.25
                                        20,000    05/18/98      $1.38
                                        35,000    12/04/98       $.53
                                        14,000    08/27/99      $1.56
                                        35,000    11/04/99      $2.40
                                        35,000(1) 01/11/00(1)   $3.67(1)


1. These options are not part of the 1995 Employee Stock Incentive Plan, but also convert to restricted common stock. The individual has five years from the date of grant to exercise these options.

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

     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS
     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

(A) (B) The following table sets forth as of February 25, 2000 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

Class     Name of Beneficial Owner Shares Owned   Percent of Class
Common    Stanton M. Pikus (2)(3)     441,582         4.64%
Common    Kevin J. McAndrew (1)(3)     59,637          .63%
Common    Alan Manin (1)(3)           114,055         1.20%
Common    Jean Zwerlein Pikus(1)(2)(3) 36,473          .38%
Common    Stephen M. Vineberg (1)(3)    8,629          .09%
Common    Paul L. Shapiro (1)(3)          667           -
Common    Frank A. Cappiello(1)(3)     61,667          .65%
                                      -------        -----
All Officers and Directors as
a group (7 in number)                 722,710         7.59%
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
Jean Z. Pikus       $  500,000          Company

The Company has secured key-person life insurance policies for Officers of its subsidiaries. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers  Amount of Policy    Beneficiary
Alan McGaffin       $1,000,000          ATM/Canterbury Corp.
Glen Hukins         $  500,000          CALC/Canterbury Corp.

The Company is in the process of securing a key-person life insurance policy for the Presidents of MSI/Canterbury Corp. and USC/Canterbury Corp.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

     The following are filed as a part of this Form 10-K on the pages indicated.

Consolidated Financial Statements                         Page No.
Report of Independent Auditors                              F- 0
Consolidated Balance Sheets - November 30, 1999 and 1998    F- 1
Consolidated Statements of Operations - Years ended November
30, 1999, 1998 and 1997                                     F- 3
Consolidated Statements of Stockholders' Equity - Years
ended November 30, 1999, 1998 and 1997                      F- 5
Consolidated Statements of Cash Flows - Years ended November
30, 1999, 1998 and 1997                                     F- 6
Notes to Consolidated Financial Statements                  F- 8

     Exhibits                                             Sequential
                                                           Page No.
3(a) Articles of Incorporation of Canterbury Press, Inc.      *
3(b) By-Laws of the Registrant                                *
3(c) Certificate of Amendment to Articles of Incorporation
changing the name to Canterbury Education Services, Inc.      *
3(d) Certificate of Amendment to Articles of Incorporation
changing the name to Canterbury Corporate Services, Inc.     **
3(e) Certificate of Amendment to Articles of Incorporation
changing the name to Canterbury Information Technology, Inc. *** 4(f) Asset Purchase Agreement between U.S. Communications,
Inc., Condor Technology Solutions, Inc., USC/Canterbury
Corp. and the Registrant                                    ****
21   Subsidiaries of Registrant                              17
22   Annual Report and Proxy Statement for 1998 Annual
Shareholders Meeting                                        ****
27   Financial Data Schedule                                 18
*    Incorporated by reference from the like-numbered
exhibit to Form S18 Registration Statement, SEC. File
No. 33-6381 filed on July 18, 1986.
**   Incorporated by reference from the like-numbered
exhibit to Form S-3/A    Registration Statement, SEC. File
No. 33-77066 filed on March 30, 1994.
*** Incorporated by reference from the Annual Report and Definitive Proxy Materials for the 1998 Annual
Shareholders Meeting for fiscal year ended November 30, 1998 filed with the SEC on October 7, 2000.
**** Incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC File. No. 333-89979 filed on October 29, 1999.

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
None.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Information Technology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CANTERBURY INFORMATION TECHNOLOGY, INC.

Dated:  3/14/00   By /s/ Stanton M. Pikus
                     Stanton M. Pikus, President; Chief Executive
                     Officer


Dated:  3/14/00   By /s/ Kevin J. McAndrew
                     Kevin J. McAndrew, Chief Operating Officer,
                     Executive Vice President, Chief Financial
                     Officer, Treasurer


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Information Technology, Inc.
and in the capacities and on the dates indicated.




Dated:       3/14/00     By /s/ Stanton M. Pikus
                            Stanton M. Pikus,
                            President; Director; Chairman of
                            the Board of Directors


Dated:       3/14/00     By /s/ Kevin J. McAndrew
                            Kevin J. McAndrew, Chief Operating Officer;
                            Executive Vice President; Chief Financial Officer; Director


Dated:       3/14/00     By /s/ Jean Zwerlein Pikus
                            Jean Zwerlein Pikus, Vice President - Operations, Secretary; Director


Dated:       3/14/00     By /s/ Alan Manin
                            Alan Manin, Director


Dated:       3/14/00     By /s/ Stephen M. Vineberg
                            Stephen M. Vineberg, Director


Dated:       3/14/00     By /s/ Paul L. Shapiro
                            Paul L. Shapiro, Director


Dated:       3/14/00     By /s/ Frank A. Cappiello
                            Frank A. Cappiello, Director






Report of Independent Auditors


The Board of Directors and Stockholders
Canterbury Information Technology, Inc.


We have audited the accompanying consolidated balance sheets of Canterbury Information Technology, Inc. as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Information Technology, Inc. at November 30, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.




Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2000



CONSOLIDATED BALANCE SHEETS
November 30, 1999 and 1998



ASSETS
                                   1999             1998
                              --------------   --------------
Current Assets:

Cash                              $1,060,434        $287,274
Accounts receivable, net           2,676,889       1,141,544
Notes receivable - current portion   363,805         341,268
Prepaid expenses and other assets    849,107         806,233
Inventory, principally finished
 goods, at cost                      101,533           -
Deferred income tax benefit           99,448         150,000
                                   ---------      ----------
 Total Current Assets              5,151,216       2,726,319

Property and equipment at cost,
net of accumulated depreciation
of $4,593,000 and $3,993,000       2,383,829       2,323,996
Goodwill, net of accumulated
amortization of $2,348,000
and $1,910,000                     8,885,170       8,993,805
Deferred income tax benefit        2,706,888       2,712,919
Notes receivable                   7,630,836       7,994,641
Other assets                       1,054,033         578,217
                                 -----------     -----------

 Total Assets                    $27,811,972      25,329,897
                                 ===========     ===========

Continued
See Accompanying Notes



CONSOLIDATED BALANCE SHEETS
November 30, 1999 and 1998
Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

                                      1999            1998
                                   ----------     ----------
Current Liabilities:
  Accounts payable - trade           $ 1,144,922    $  357,100
  Accrued expenses                       387,660       294,960
  Unearned revenue                     1,111,330       954,128
  Current portion, long-term debt      1,246,997     1,738,565
                                      ----------    ----------
     Total Current Liabilities         3,890,909     3,344,753

Long-term debt                         1,989,031     2,640,075

Deferred income tax liability          3,059,219     3,115,801

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.001 par value,
   50,000,000 shares authorized;
   9,508,000 and 6,421,000 issued          9508          6,421
  Additional paid-in capital          19,946,848    17,580,522
  Accumulated other comprehensive
    income                              (472,215)     (143,757)
  Retained earnings/(accumulated
    deficit)                             184,669      (436,100)
  Notes receivable for capital stock    (388,696)     (370,518)
  Less treasury shares, at cost         (407,300)     (407,300)
                                     -----------    ----------
      Total Stockholders' Equity      18,872,813    16,229,268
                                     -----------    ----------
      Total Liabilities and
       Stockholders' Equity          $27,811,972   $25,329,897
                                     ===========   ===========

See Accompanying Notes



CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended November 30, 1999, 1998 and 1997

                             1999           1998           1997
                           ----------     ----------   -----------
Service revenue           $11,665,394    $11,400,199   $12,109,611
Product revenue             2,544,132        722,680       313,841
                         ------------   ------------   ------------
  Total net revenue        14,209,526     12,122,879    12,423,452

Service costs and
  expenses                  6,657,385      6,403,033     7,020,737
Product costs and
  expenses                  1,810,926        292,243        84,066
                          -----------   ------------    -----------
  Total costs and
    expenses               8,468,311      6,695,276      7,104,803

Gross Profit               5,741,215      5,427,603      5,318,649


Selling                    1,808,601      1,984,836      2,032,510
General and administrative 3,645,673      3,798,612      4,318,455
                        ------------   ------------   ------------

Total operating expenses   5,454,274      5,783,448      6,350,965

Other income (expenses)
  Interest income            705,959        861,424        607,178
  Interest expense          (390,453)      (394,925)      (490,552)
  Other                       18,321        470,849       (517,956)
                        ------------   ------------   ------------

  Total other income
   (expense)                 333,827        937,348       (401,330)

Income (loss) before income
taxes and discontinued
operations                   620,768        581,503     (1,433,646)

Benefit for income taxes       -               -          (501,776)
                        ------------   ------------   ------------

Income (loss) from continuing
operations                   620,768        581,503       (931,870)

Discontinued operations
  Loss from discontinued
   operations (less applicable
   income tax benefit
   of $298,224)                -               -        (1,536,047)
                        ------------   ------------   ------------

Net income (loss)       $    620,768   $    581,503    $(2,467,917)
                        =============  ============   ============

Continued
See Accompanying Notes


CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended November 30, 1999, 1998 and 1997
Continued


                               1999           1998         1997
Income (loss) from
 continuing operations      $  620,768      581,503     $(931,870)

Preferred stock dividends         -            -         (277,841)
                            ----------     ---------      --------

Income (loss) from
 continuing operations
 available to common
 stockholders               $620,768      $ 581,503   $(1,209,711)
                            =========   ============   ==========

Net income (loss)
per share and common
share equivalents
 Basic and diluted:
  Income (loss) from
   continuing operations        $.08           $.10         $(.22)

   Discontinued operations        -              -           (.29)
                                ----         ------          -----
   Net income (loss) per share  $.08           $.10         $(.51)
                                ====         ======          =====

Weighted average number
 of common shares - basic  8,008,800      6,035,500     5,345,200
                          ==========      =========     =========
Weighted average number
 of common shares -diluted 8,276,800      6,035,500     5,345,200

See Accompanying Notes


[CAPTION]
                Canterbury Information Technology, Inc. - 10-K 1999
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended November 30, 1999, 1998 and 1997

                        Class D  Common  Common  Additional  Retained  Treasury  Other      Notes          Total
                     Convertible Stock   Stock    Paid-In-  Earnings   Stock  Comprehensive Receivable  Stockholders'
                     Preferred   Shares  Amount   Capital   (Deficit)            Income     for Capital    Equity
                        Stock                                                                  Stock
                       -------  -------- ------  ----------- ----------- --------- ---------  ----------  ----------
Balance,
 November 30, 1996       -     5,018,003 $5,018,003$14,850,678 $1,728,155 (325,035)   -        $(494,518)   15,764,298
Net loss                                                       (2,467,917)                                  (2,467,917)
Private placement
 of common stock,
 net of expenses                 211,594        212    544,070                                                 544,282
Issuance of
 preferred stock      766,000                                                                                766,000
Treasury shares
 acquired at cost                                                                   (82,265)                 (82,265)
Issuance of common
 stock for acquisition           152,381    152      499,848                                                 500,000
401(k) Company
 match                            35,178     35       85,448                                                  85,483
Accrued dividends
 on preferred stock    27,838                                   (27,838)                                      -
Imputed dividends
 on preferred stock
 payable in common
 stock upon
 conversion           250,003                                   (250,003)                                     -
                     --------   -------- ------  -----------  ----------- --------- ---------  ---------- ----------
Balance,
 November 30, 1997  1,043,841  5,417,156 $5,417  $15,980,044 ($1,017,603)  ($407,300)    -      (342,325)$15,604,399
Net income                                                       581,503                                     581,503
Unrealized loss on
 available for sale
 securities                                                                          (143,757)              (143,757)
Total comprehensive
 income                                                                                                       -
Preferred Stock
 conversion        (1,043,841)   613,912    614    1,043,227                                                  -
401(k) Company
 match                            35,201     35       62,271                                                  62,306
Additional issuance
 of common stock
 for acquisitions                354,624    355      494,980                                                 495,335
Notes receivable
 for capital stock                                                                                (28,193)   (29,193)
                     --------   -------- ------  -----------  ----------- --------- ---------  ---------- ----------
Balance, November 30, 1998 -   6,420,893 $6,421  $17,580,522    (436,100)   ($407,300)(143,757)  (370,518)$16,229,268
Net Income                                                       620,768                                      620,768
Unrealized loss on
 available for sale
 securities                                                                           (328,458)              (328,458)
Total comprehensive
 income                                                                                                       292,310
401(k) Company match              77,129     77       48,115                                                   48,192
Additional issuance
 of common stock of
 acquisitions                    292,468    292      849,707                                                   849,999
Private Placements of
 common stock, net of
 expenses                      2,717,648  2,718    1,468,504                                                 1,471,222
Notes receivable
 for capital stock                                                                                 (18,178)    (18,178)
                     --------   -------- ------  -----------  ----------- --------- ---------  ---------- ----------
Balance,
 November 30, 1999     -       9,508,138 $9,508  $19,946,848    $184,668  ($407,300) ($427,215)  ($388,696)$18,872,813

                    =========   ===========  ======  ===========   =========   =========  ========= =========== =========
See Accompanying Notes








CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 30, 1999, 1998 and 1997

                                       1999           1998           1997
                                     ---------      ---------      ---------
Operating activities:
 Net income (loss)                  $  620,768     $  581,503     $(2,467,917)
 Adjustments to reconcile
  net income (loss) to net cash
  provided by operating activities
  from continuing operations:
   Depreciation and amortization     1,040,952      1,014,571       1,063,392
   Provision for losses on
    accounts receivable                 89,773        118,534          63,139
   Loss on writedown from
    notes receivable                      -            28,992         447,995
   Deferred income taxes                  -           (95,618)       (451,500)
   401(k) contributions                 48,192         62,306          86,543
   Receipt of stock for services      (240,000)      (378,000)           -
   Loss from discontinued
    operations                            -              -          1,536,047
   Other assets                       (561,067)      (341,489)         94,241
   Changes in operating assets,
    net of acquisitions
     Accounts receivable            (1,306,811)        72,440         361,444
     Prepaid expenses and
      other assets                       5,945        (94,672)       (233,337)
     Income taxes                         -            63,217        (424,845)
     Accounts payable                  787,822       (110,755)        254,514
     Accrued expenses                   53,251       (680,563)        557,813
     Unearned revenue                  120,495        125,659        (343,064)
                                     ---------      ---------        --------
 Net cash provided by operating
  activities of
  continuing operations                659,320        406,125         544,465
                                     ---------      ---------        --------
Investing activities:
   Capital expenditures               (431,809)      (213,740)       (130,497)
                                     ---------       ---------       --------
 Net cash used in investing
  activities of continuing
  operations                          (431,809)      (213,740)       (130,497)
                                     ---------       ---------       --------
Financing activities:
   Principal payments on long
    term debt                       (1,256,532)      (549,387)     (2,439,469)
   Proceeds from payments on
    notes receivable                   330,961        348,340         827,282
   Proceeds from issuance of
    common stock, net                1,471,220              -         544,282
   Proceeds from issuance of
    preferred stock, net                  -                 -         766,000

  Net cash provided by/(used in)
   financing activities from
   continuing operations               545,649       (201,047)       (301,905)
                                     ---------       ---------       --------
Cash used in discontinued
 operations                              -               -           (254,889)
                                     ---------       ---------       --------
Net increase/(decrease) in cash        773,160         (8,662)       (142,826)
Cash, beginning of year                287,274        295,936         438,762
                                     ---------       ---------     ----------
Cash, end of year                   $1,060,434      $ 287,274       $ 295,936
                                    ==========      ==========     ==========

Continued, See Accompanying Notes



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 1999, 1998 and 1997
Continued


Supplemental schedule of noncash investing and financing activities:

     In October, 1999, the Company issued 292,468 shares of its common stock for the purchase of certain assets of U.S. Communications, Inc.

     During March, 1999, the Company issued 77,129 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

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

     The Company incurred capital lease obligations of $106,060 in 1999;
$198,455 in 1998; and $219,533 in 1997 when the Company entered into leases for equipment.

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

     The taxes paid for fiscal 1999, 1998 and 1997 were as follows:
$38,900, $32,400, and $40,600 respectively.

     Interest paid during fiscal 1999, 1998 and 1997 were as follows:
$390,453, $394,925, and $490,552 respectively.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 1999

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

     Stock Based Compensation
     The Company accounts for stock options under Accounting Principles
Board (APB) Opinion No. 25 - Accounting for Stock Issued to Employees.
The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123 - Accounting for Stock Based Compensation (see Note 12).

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

     The following estimated useful lives are used:

     Building and improvements          7 years
     Equipment                          5 years
     Furniture and fixture         5 to 7 years

     Intangible Assets
     Goodwill is being amortized over periods ranging from twenty to twenty-five years using the straight-line method.

     The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may require adjustment generally based upon expectations of nondiscounted cash flows and operating income.

     Inventories
     -----------
     Inventories are stated at the lower of cost or market
utilizing a first-in, first-out method of determining cost.

     Earnings Per Share
     Basic earnings per share is computed using the weighted average common shares outstanding during the year. Diluted earnings per share considers the dilutive effect, if any, of common stock equivalents (options).

     Recent Accounting Pronouncements
     In fiscal 1997, the Financial Accounting Standards
Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive
Income," which requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from nonowner sources, the adoption of this statement in fiscal 1999 did not have an impact on the Company's net income or Stockholders' Equity. FASB also issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers.
Management has adopted SFAS No. 131 in fiscal 1999.

     The Company plans to adopt Statement of Financial Accounting
Standards "(SFAS)" No. 133, Accounting for Derivative Instruments and
Hedging Activities, as amended,  effective at the beginning of fiscal 2001.
This statement will require derivative positions to be recognized in the balance sheet at fair value. The Company is in the process of reviewing the Statement, and has not yet determined the effect of adoption on results of operations or financial position.

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

     Reclassifications

     Certain reclassifications have been made to prior years balances in order to conform to current presentations.

2.  Acquisitions

3.  Discontinued Operations

     On October 20, 1999, the Company acquired certain assets and assumed certain liabilities of U.S. Communications, Inc. (USC) from Condor Technology Solutions, Inc. for 292,000 shares of Canterbury restricted common stock valued at $850,000. USC, based in Maryland, is a reseller of desktop and server computer systems to state and local governments, as well as commercial and private sector companies in the Mid-Atlantic market. USC provides a wide range of information technology services as well. They include training, software, consulting and network design. After the acquisition, the Company changed the name of U.S. Communications to USC/Canterbury Corp. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated as follows: receivables - $308,000; inventory -
$209,000; other current assets - $21,000; non-current assets - $49,000;
and current liabilities - $66,000. The excess cost over the fair value of net assets acquired was approximately $329,000. Goodwill is being amortized over 20 years on a straight line basis. The consolidated results of operations for 1999 include USC since the date of the acquisition.

    Assuming that the acquisition of USC had been consummated on December
1, 1997, the pro forma results of operations are as follows:

                                               Unaudited
                                          1999            1998
                                          ----            ----
Revenues                               $24,803,000     $22,839,000
Net income                                 803,000         692,000
Earnings per share - basic and diluted        $.10            $.11

3.   Segment Reporting

     The Company is organized into three operating segments and the corporate office. The operating segments are: training and consulting, hardware sales and software sales. Summarzied financial information for each segment is as follows:

                       Training and
                        Consulting    Hardware  Software Corporate  Total
                       ------------   --------  -------- ---------  -----
1999
Revenues               $11,665,394  $2,058,870 $ 485,262 $  -       $14,209,526
Income before taxes      1,404,468     317,843   104,339 (1,205,882)    620,768
Assets                  10,703,017   1,754,118 1,047,171  14,307,666 27,811,972
Interest income              -           -        -          705,959    705,959
Interest expense            30,384       -        -          360,069    390,453
Depreciation and
 amortization              555,339      36,845    15,534     432,478  1,040,196

                       Training and
                        Consulting    Hardware  Software Corporate  Total
                       ------------   --------  -------- ---------  -----
1998
Revenues               $11,440,199  $  376,300 $ 346,380 $  -       $12,122,879
Income before taxes        957,095     112,872   103,897   (592,360)    581,503
Assets                  11,263,003     171,734   977,985  12,917,175 25,329,897
Interest income              2,145       -        -          859,279    861,424
Interest expense           163,820       -        -          231,105    394,925
Depreciation and
 amortization              547,809      10,876    10,011     445,875  1,014,571

                       Training and
                        Consulting    Hardware  Software Corporate  Total
                       ------------   --------  -------- ---------  -----
1997
Revenues               $12,109,611  $  143,823 $ 170,018 $  -       $12,423,452
Income before taxes        627,364      15,472    18,290 (2,094,772) (1,433,646)
Assets                  11,875,120      64,039   477,618  13,370,324 25,787,101
Interest income              2,157       -        -          605,021    607,178
Interest expense           246,265       -        -          244,287    490,552
Depreciation and
 amortization              510,014       3,304     9,916     540,159  1,063,392


4.   Discontinued Operations

     In November, 1997 the Company decided to discontinue its vocational training segment and closed its last two vocational schools in New Jersey and Nevada.

     The results of operations and the gain on the sale of these segments has been reported as discontinued operations.

     The following is a summary of the results of operations
of the Company's discontinued vocational schools:
                                           Year ended November 30, 1997
                                           ----------------------------
Revenue                                            $831,048
Loss from operations net
of tax benefit of $298,224                       (1,536,047)
                                                -----------
Net income (loss)                               $(1,536,047)
                                                ===========

Costs and expenses for these discontinued operations include
$235,000 representing allocated costs from corporate for 1997.


5.  Property and Equipment
     Property and equipment, which is recorded at cost,
consists of the following:
                                        1999         1998
                                      --------     --------

Land, buildings and improvements       $725,910     $725,910
Machinery and Equipment               4,116,383    3,185,632
Furniture and fixtures                1,401,696    1,287,067
Leased property under capital leases
and leasehold improvement               732,197    1,118,495
                                      ---------   ----------
                                      6,976,186    6,317,104
Less: Accumulated depreciation       (4,592,357)  (3,993,108)
                                     ----------   ----------
Net property and equipment           $2,383,829  $ 2,323,996
                                     ==========  ===========

     Accumulated depreciation of leased property under capital leases totaled $262,000 in 1999. Depreciation expense for 1999, 1998, and 1997 was $603,000, $ 591,000, and $568,000, respectively.

6.   Income Taxes
     The provision/(benefit) for income taxes for the years
ended November 30, 1999, 1998, and 1997 is as follows:
                  1999          1998          1997
                  ----          ----          ----
Current:
   Federal      $   -           $  -       $    -
   State            -            63,000         -
               -----------    ----------    ----------
                    -            63,000         -
Deferred:
  Federal        (59,000)       (63,000)    (800,000)
  State           59,000           -            -
               -----------    ----------    ----------
                $   -           $  -       $(800,000)
               ============   ==========    ==========


The reconciliation of the expected provision/(benefit)at the U.S.
Federal Statutory tax rate to the actual provision (benefit) recorded for the years ended November 30, 1999, 1998, and 1997 is as
follows:
                             1999             1998        1997
                             ----             ----        ----
Expected tax (benefit)
  at statutory rates        $  211,000     $197,000       $(1,115,000)
Effect of state taxes (net)     39,000       38,000          (117,000)
Other                            2,000        -                  -
Permanent differences                         6,000            12,000
Increase in
  valuation allowance            -            -               420,000
Utilization of net
  operating losses            (252,000)    (241,000)             -
                            ----------    ----------       ----------
Total                      $    -        $    -             $(800,000)
                            ==========    ==========       ==========

Significant components of the Company's tax liabilities and
assets as of November 30, 1999 and 1998 are as follows:
                                       November 30,
                                      ------------
Deferred tax liabilities:             1999        1998
                                      ----        ----
Gain recognized in financial
  statements deferred for income
  tax purposes                       $1,814,000   $2,118,801
Tax depreciation in excess of
  book depreciation                     313,000      247,000
Tax amortization in excess of
  book amortization                     558,000      498,000
Other                                   374,219      252,000
                                     ----------   ----------
Total deferred tax liabilities       $3,059,219   $3,115,801
                                     ==========   ==========


                                          November 30,
                                          ------------
Deferred tax assets:                    1999         1998
                                        ----         ----
Allowance for doubtful accounts       $  76,000      $   39,000
Expenses deductible for financial
  reporting purposes but deferred for
  tax reporting purposes                 24,000          13,000
Net operating loss carryover          2,706,336       2,810,919
                                     -----------      ---------
Total deferred tax assets            $2,806,336      $2,862,919
                                     ===========     ==========

     At November 30, 1999, the Company had a tax loss carryforward for federal income tax reporting purposes of $6,322,000 and $6,179,000 for state income tax purposes. Net operating losses for federal tax purposes will begin to expire in 2010. Net operating losses for state tax purposes will expire at various dates through 2005.


7.  Long-Term Debt
                                              November 30,
Long-term obligations consist of:          1999           1998
                                           ----           ----
   Term loan                             $  200,436     $1,221,000
   Revolving credit line                  2,774,620      2,774,620
   Capital lease obligations                260,973        383,020
                                          ---------      ---------
                                          3,236,029      4,378,640
Less:  Current maturities                (1,246,997)    (1,738,565)
                                          ---------    -----------
                                        $ 1,989,032    $ 2,640,075
                                         ==========     ==========

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $640,000 is due and payable. Scheduled payments for fiscal 2000 total $915,000.

     The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include:
limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and
amounts.   The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Subsequent to November 30, 1999, the Company has paid a total of $285,000 to reduce the total bank debt from $2,975,000 to $2,690,000.
The outstanding debt will accrue interest at prime plus 2.0% per annum.

     Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $1,115,436 in 2000, $1,220,000 in 2001, and $639,620 thereafter.

    The carrying value of the long-term debt approximates its fair value.


8.  Capital Leases

    Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception:

Year ending November 30, 2000                 152,499
Year ending November 30, 2001                  80,764
Year ending November 30, 2002                  44,56
Year ending November 30, 2003 and thereafter    8,934
                                             --------
Total minimum lease payments                  286,757
Less amount representing interest             (25,784)
                                            ---------
Present value of long-term obligations
  under capital leases                       $260,973
                                            =========


9.   Leases
     The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at nine different locations.
All of the leases have options to renew. Future minimum rental payments under the leases are $1,254,000 in 2000;
$1,062,000 in 2001; $973,000 in 2002; $935,000 in 2003; and
$935,000 in 2004; $935,000 in 2005; $778,000 in 2006; $488,000 in
2007; $123,000 in 2008. Rent expense for the years ended November 30, 1999, 1998, and 1997 was $1,266,000, $1,051,000 and $1,527,000,
respectively.

10.  Commitments and Contingencies
     During fiscal 1997, the Company entered into an amended employment agreement with the President. The term of the agreement is five years and provides for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract.
Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated. For the year ended November 30, 1996 the President waived his right to receive any performance bonus earned and in exchange his contract was extended for one year through 2001 at the same terms. For the year ended
November 30, 1998 and November 30, 1999, the President waived his rights to receive any performance bonus earned.

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

11.  Defined Contribution Plan
     In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company matches 50% of the first 8% of employee salary deferrals. This match is made in restricted Company common stock based upon the value of the stock each December 31st. The employee match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. The value of the employee match expensed in 1999, 1998, and 1997 was:
$48,192, $62,305, $85,483, respectively.

12.  Stock Options and Awards
     The Company has two stock option plans, the 1995
Non-Qualified Stock Option Plan covering 1,583,334 shares of common stock ("1995 Plan") and the 1987 Non-Qualified Stock
Option Plan covering 162,603 shares of common stock ("1987
Plan"). As of November 30, 1999, the Company had 100,060 shares under the 1995 Plan available for issuance in connection with the future stock options that may be granted. The 1987 Plan expired in 1995, therefore no additional grants may be made, although outstanding awards may be exercised. Options granted are exercisable immediately and are issued at market price.

     A summary of Canterbury's stock option activity and related information for the years ended November 30 is as follows:


                                        1999      1998      1997
                                        ----      ----      ----
Number of shares under stock options:
Outstanding at beginning of year      710,866     539,538   441,274
Granted                               927,650     188,266   192,179
Exercised                               -             -        -
Canceled                             (149,795)    (16,940)  (93,915)
Outstanding and exercisable at
  end of year                       1,488,721     710,866   539,538

Weighted average exercise price:
Granted                                 $1.50       $1.42     $2.48
Exercised                                 -           -          -
Canceled                                $9.13      $10.33     $7.07
Outstanding and exercisable
  at end of year                        $2.04       $4.25     $5.43

     Information with respect to stock options outstanding and exercisable at November 30, 1999, is as follows:

                  Options Outstanding and Exercisable
Range of          Number      Weighted Average    Weighted Average
Exercise Price  Outstanding    Remaining Life     Exercise Price
                 at 11/30/99     in Years
$0.53 - $3.56   1,419,769         3.85             $1.75
$4.31 - $9.00      68,952         0.73             $7.70

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

                               1999      1998      1997
                               ----      ----      ----
Estimated fair value of
  options granted             $359,644  $59,433   $92,084
                              ========  =======   =======

Principal assumptions in
  applying the Black-Scholes
  valuation model:
Expected life, in years           2.50     2.50      2.50
Risk-free interest rate           6.50%    4.50%     6.00%
Expected volatility                .647     .476      .304
Expected dividend yield           0.00%    0.00%     0.00%

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

                              1999         1998         1997
                              ----         ----         -----
Pro forma net income (loss)
 from continuing operations  $261,124    $522,070  $(1,301,795)
Pro forma income per share
 from continuing operations
  basic and diluted              .03          .09         (.24)

13.  Stockholders' Equity

     During 1999, the Company successfully completed as series of private placements with non-affiliates. From March, 1999 to October, 1999, a total of four private placements occurred. A total of 2,320,589 restricted common shares of stock were issued. Total net proceeds totaled $1,471,220. The
Company also issued a total of 397,059 shares of restricted common stock as finder fees associated with these placements. All private placements had registration rights. The Company used the proceeds to repay amounts under the term loan for general corporate purposes and for working capital.

     In August, 1997, the Company completed a private placement of 1,000,000 shares of Class D, 8% Convertible Preferred Stock at a price of $1.00 per share. The Preferred Stock was convertible into Common Stock of the Company at a 20% discount from the market price. Imputed dividends were accrued in the amount of $250,000 for the year ended November 30, 1997.
The preferred shares were available for conversion in November, 1997. An investment banking firm that arranged this private placement received
300,000 warrants for stock as partial consideration. The warrants are immediately exercisable at $.98 and expire in 2002. None of the warrants have been exercised. The Preferred Shares paid a dividend of 8% per annum, payable in its entirety upon conversion, either in cash or common stock at the Company's option. During fiscal 1998 all preferred stock and accrued dividends, were converted into 613,912 shares of Canterbury common stock.

     During 1997, the Company received net proceeds of $634,782 from private placements of its common stock sold to investors at prices ranging from $.47 of $1.00 per share.

14.  Related Party Transactions
     During 1999, the Company performed consulting and web development services for a start-up, non-public company in which certain officers are members of the Board of Directors and shareholders. The services billed during the year totaled $521,500. The receivable for these services is included in other assets on the acccompanying balance sheet. Settlement of this receivable may be made in cash and/or stock of the non-public company. Management believes that the collection of the receivable is reasonably assured, hence there is no reserve required as of the balance sheet date.

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

     During fiscal 1998, an additional 600,000 shares were received for services rendered by Canterbury to this public company and $375,000 has been reflected in other income in the Statement of Operations representing the estimated fair value of the shares received. See also Note
16 - Securities Available for Sale.

     At November 30, 1999 and 1998, the total notes receivable plus accrued interest for corporate officers, corporate counsel and certain consultants totaled $389,000 and $371,000, respectively. The notes are collateralized by the common stock and are reported as a contra-equity account.
Interest rates range from 6% to 7%.

     During 1997 the Company paid corporate counsel a $100,000 facilitation fee in connection with the private placement of the Class D, 8% convertible preferred stock.

15.  Advertising
     The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $347,000, $511,000 and $373,000 for 1999, 1998, and 1997,
respectively.

15.  Securities Available for Sale
     At November 30, 1998, the Company held investment
securities in public companies.  For one of the public companies certain officers and directors of the Company have an ownership interest in the aggregate of less than 10%.  Management has estimated the fair value of this investment at November 30, 1999 and 1998 at
$26,437 and $317,250, respectively, based on discounted market values due to
the stock being thinly traded and volatile.   Other equity securities have
a fair value of $202,355 at November 30, 1999.  Management has classified these investments as available for sale and are included in non-current other assets in the accompanying balance sheet.  The Company did not sell any available for sale securities during 1999 or 1998.

