Form 10-Q
period 2000-02-29
CANTERBURY INFORMATION TECHNOLOGY INC
filed 2000-04-13
CIK 794927

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended:                         Commission File Number:
February 29, 2000                                          0-15588


               CANTERBURY INFORMATION TECHNOLOGY, INC.
        (Exact name of registrant as specified in its charter)


     Pennsylvania                           23-2170505
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

     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report 9,524,287 shares.


FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 CANTERBURY INFORMATION TECHNOLOGY, INC.

                        CONSOLIDATED BALANCE SHEET


ASSETS
------
                                         February 29,
                                            2000         November 30,
                                         (Unaudited)        1999
                                         -----------     -----------

Current Assets:
  Cash and cash equivalents               $  909,713        $1,060,434
  Accounts receivable, net                 2,898,548         2,676,889
  Notes receivable - current portion         371,028           363,805
  Prepaid expenses and
   other assets                              864,960           849,107
  Inventory, principally finished goods,
   at cost                                    38,073           101,533
  Deferred income tax benefit                 99,448            99,448
                                         -----------        ----------

   Total Current Assets                    5,181,770         5,151,216


  Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $4,737,000 and $4,593,000            2,313,603         2,383,829
  Goodwill net of accumulated amortization
   of $2,461,000 and $2,348,000            8,771,853         8,885,170
  Deferred income tax benefit              2,538,997         2,706,888
  Notes receivable                         7,599,236         7,630,836
  Other assets                             1,113,229         1,054,033
                                        ------------      ------------

   Total Assets                          $27,518,688       $27,811,972
                                         ===========      ============





                           See Accompanying Notes

FORM 10-Q

                  CANTERBURY INFORMATION TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY

                                         February 29,
                                             2000          November 30,
                                         (Unaudited)          1999
                                         -----------       -----------
Current Liabilities:
 Accounts payable - trade              $  1,131,279        $  1,144,922
 Accrued expenses                           374,193             387,660
 Unearned revenue                         1,135,978           1,111,330
 Current portion, long-term
  debt                                    1,047,751           1,246,997
                                        -----------         -----------
  Total Current Liabilities               3,689,201           3,890,909

 Long-term debt                           1,950,531           1,989,031

 Deferred income tax liability            2,991,422           3,059,219

Stockholders' Equity:
 Common stock, $.001 par value, 50,000,000
  shares authorized; 9,508,000 issued         9,508               9,508

 Additional paid in capital              19,896,847          19,946,848

 Accumulated other comprehensive income    (564,094)           (472,215)

 Retained earnings                          341,269             184,668

 Notes receivable for capital stock        (388,696)           (388,696)

 Less treasury shares, at cost             (407,300)           (407,300)
                                         ----------          ----------
  Total Shareholders' Equity             18,887,534          18,872,813
                                       ------------          ----------
  Total Liabilities and
   Shareholders' Equity                $ 27,518,688        $ 27,811,972
                                       ============        ============

                         See Accompanying Notes

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME


                                                  Three-Months Ended
                                             February 29 and February 28,
                                                     (Unaudited)
                                         2000                 1999
                                         ----                 ----
   Service revenue                    $2,692,402         $ 2,575,702
   Product revenue                     3,261,189             226,428
                                     -----------        ------------
     Total net revenue                 5,953,591           2,802,130

   Service costs and expenses          1,604,731           1,420,398
   Product costs and expenses          2,711,778              99,914
                                     -----------        ------------
     Total costs and expenses          4,316,509           1,520,312

   Gross profit                        1,637,082           1,281,818

   Selling                               548,867             417,886
   General and administrative            942,928             907,771
                                     -----------        ------------
   Total operating expenses            1,491,795           1,325,657

   Other income/(expenses)
     Interest income                     166,153             170,949
     Interest expense                    (74,980)            (90,628)
     Other                                16,141              17,116
                                     -----------         -----------
     Total other income                  107,314              97,437

   Income before income taxes            252,601              53,598

   Provision for income taxes             96,000              10,720
                                     -----------        ------------
   Net income                         $  156,601          $   42,878
                                     ===========        ============

   Net income per share and
     common share equivalents:
       Basic net income per share   $        .02       $         .01
                                     ===========        ============
       Diluted net income per share $        .02       $         .01
                                     ===========        ============
     Weighted average number of common
       shares  - basic                 9,508,100           6,420,900
                                     ===========        ============
     Weighted average number of common
       shares  - diluted              10,295,800           6,420,900
                                     ===========        ============


                            See Accompanying Notes

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                        February 29,   February 28,
                                          2000             1999
                                         ----------    -----------
Operating activities:
  Net income                             $ 156,601       $  42,878
  Adjustments to reconcile net income
   to net cash provided
   by/(used in) operating activities:
   Depreciation and amortization           257,682         260,200
   Provision for losses
    on accounts receivable                  13,824           2,058
   Deferred income taxes                   100,094         (70,160)
   Other assets                           (120,236)       (199,750)
   Changes in operating assets,
    net of acquisitions
    Accounts receivable                   (235,483)       (110,970)
    Inventory                               63,460            -
    Prepaid expenses and other assets      (46,692)        204,274
    Income taxes                             -             (41,788)
    Accounts payable                       (13,643)        (43,028)
    Accrued expenses                       (13,467)        (51,881)
    Unearned revenue                        24,648          31,970
                                          --------       ---------
  Net cash provided by
   operating activities                    186,788          23,803
                                          --------       ---------
Investing activities:
    Capital expenditures, net              (74,139)       (101,724)
                                         ---------      ----------
  Net cash used in
    investing activities                   (74,139)       (101,724)
                                        ----------     -----------
Financing activities:
    Principal payments on
     long term debt                       (237,746)        (72,701)
    Other                                  (50,001)           -
    Proceeds from payments
     on notes receivable                    24,377          81,602
                                         ---------      ----------
  Net cash provided by
   financing activities                   (263,370)          8,901
                                         ---------     -----------
Net decrease in cash                      (150,721)        (69,020)
Cash, beginning of period                1,060,434         287,274
                                        ----------     -----------
Cash, end of period                     $  909,713      $  218,254
                                        ==========     ===========




                            See Accompanying Notes

                CANTERBURY INFORMATION TECHNOLOGY, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Operations and Summary of Significant Accounting Policies

   Basis of Presentation
   ---------------------

   The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited cosolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended November 30, 1999. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

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

   Stock Based Compensation
   ------------------------
   The Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25- Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123-Accounting for Stock Based Compensation.

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

   The following estimated useful lives are used:

   Building and improvements      7 years
   Equipment                      5 years
   Furniture and fixture     5 to 7 years

   Intangible Assets
   -----------------
   Goodwill is being amortized over periods ranging from twenty to twenty-five years using the straight-line method.

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

   Recent Accounting Pronouncements
   --------------------------------
   The Company plans to adopt Statement of Financial Accounting Standards "(SFAS)" No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective at the beginning of fiscal 2001. This statement will require derivative positions to be recognized in the balance sheet at fair value. The Company believes that there will be no impact upon adoption on results of operations or financial position.

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

   Comprehenisve Income
   --------------------
   During the three months ended February 29, 2000 and February 28, 1999, total comprehensive income (loss) amounted to $64,722 and ($156,872), respectively. Comprehensive income consisting of net income and unrealized gains and losses on available for sale securities.

2. Acquisitions

   On October 20, 1999, the Company acquired certain assets and assumed certain liabilities of U.S. Communications, Inc. (USC) from Condor Technology Solutions, Inc. for 292,000 shares of Canterbury restricted common stock valued at $850,000. USC, based in Maryland, is a reseller of desktop and server computer systems to state and local governments, as well as commercial private sector companies in the Mid-Atlantic market. USC provides a wide range of information technology services as well. They include training, software, consulting and network design. After the acquisition, the Company changed the name of U.S. Communications to USC/Canterbury Corp. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated as follows: receivables - $308,000; inventory - $209,000; other current assets - $21,000; non-current assets - $49,000; and current liabilities - $66,000. The excess cost over the fair value of net assets acquired was approximately $329,000. Goodwill is being amortized over 20 years on a straight line basis. The consolidated results of operations for 1999 include USC since the date of the acquisition.

3. Segment Reporting
   -----------------

   The Company is organized into three operating segments and the corporate office. The operating segments are: training and consulting, hardware sales and software sales. Summarized financial information for the three months ended February 29, 2000 and February 28, 1999, for each segment, is as follows:

                      Training
2000               and Consulting    Hardware    Software  Corporate      Total
----               --------------    --------    --------  ---------      -----

Revenues              $2,692,402   $2,891,712   $369,477    $     -    $ 5,953,591
Income before taxes      200,785      286,330     31,622      (266,136)    252,601
Interest income          -            -            -           166,153     166,153
Interest expense         -                 19      -            74,961      74,980
Depreciation and
  amortization           134,684        8,152      4,500       114,678     262,014

                      Training
1999               and Consulting    Hardware    Software  Corporate      Total
----               --------------    --------    --------  ---------      -----
Revenues              $2,575,702    $ 166,549    $59,879     $    -    $ 2,802,130
Income before taxes      308,442       40,375     20,375      (315,594)     53,598
Interest income         -            -            -            170,949     170,949
Interest expense        -            -            -             90,628      90,628
Depreciation and
  amortization          141,626         6,532      2,349       109,693     260,200

4.  Property and Equipment
    ----------------------

    Property and equipment consists of the following:
                                            February 29,       November 30,
                                               2000                1999
                                            -----------        -----------
   Land, buildings and improvements       $   725,910          $  725,910
   Machinery and equipment                  4,190,522           4,116,383
   Furniture and fixtures                   1,401,696           1,401,696
   Leased property under capital
     leases and leasehold
     improvements                             732,197             732,197
                                          -----------         -----------
                                            7,050,325           6,976,186

   Less: accumulated depreciation          (4,736,722)         (4,592,357)
                                         -------------        ------------
   Net property and equipment             $ 2,313,603         $ 2,383,829
                                         =============        ============


   Depreciation expense for 2000 and 1999 was $144,000 and $152,000, respectively.

5. Long-Term Debt
   --------------
                                          February 29,        November 30,
                                             2000                 1999
                                          -----------         ------------
   Long-term obligations consist of:
     Term loan                        $       -                $  200,436
     Revolving credit line                  2,774,620           2,774,620
   Capital lease obligations                  223,662             260,972
                                          -----------        ------------
                                            2,998,282           3,236,028
   Less:  Current maturities               (1,047,751)         (1,246,997)
                                          ------------       ------------
                                          $ 1,950,531          $1,989,031
                                          ===========        ============

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

   Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $915,000 in 2000, $1,220,000 in 2001, and $639,620 thereafter.

   The carrying value of the long-term debt approximates its fair value.

6. Capital Leases
   --------------

   Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception.

Year ending November 30, 2000                  $  110,846
Year ending November 30, 2001                      80,764
Year ending November 30, 2002                      44,560
Year ending November 30, 2003
     and thereafter                                 8,934
                                                 --------
Total minimum lease payments                      245,104
Less amount representing interest                 (21,442)
                                                 --------
   Present value of long-term
   obligations under capital leases              $223,662
                                                 ========

7. Securities Available for Sale
   -----------------------------
   At February 29, 2000 and November 30, 1999, the Company held investment securities in public companies. For one of the public companies certain officers and directors of the Company have an ownership interest in the aggregate of less than 10%.  Management has estimated the fair value of this investment at February 29, 2000 and November 30, 1999 at $89,721 and
$26,437, respectively, based on discounted market values due to the stock being thinly traded and volatile.  Other equity securities have a fair value of $81,801 and $202,355 at February 29, 2000 and November 30, 1999,
respectively.  Management has classified these investments as available for sale and are included in non-current other assets in the accompanying balance sheet.  The Company did not sell any available for sale securities during
2000 or 1999.

8. Related Party Transactions
   --------------------------
   During 1999, the Company performed consulting and web development services for a start-up, non-public company in which certain officers are members of the Board of Directors and shareholders.  The services billed during the year totaled $521,500.  The receivable for these services is included in other assets on the accompanying balance sheet at November 30,
1999.  As a subsequent event, in March, 2000 the Company received approximately 278,000 shares of restricted common stock in the publicly traded parent company in satisfaction of the receivable.

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations

Liquidity and Capital Resources
-------------------------------
     Working capital at February 29, 2000 was $1,493,000.  This was an increase of $233,000 over November 30, 1999.  The increase was caused by a decrease in the current portion of long term debt due to the $200,000 payment made to the primary lender in December, 1999.

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

   During 1999, the Company successfully completed a series of private placements with non-affiliates. From March, 1999 to October, 1999 a total of four private placements occurred. A total of 2,320,589 restricted common shares of stock were issued. The net proceeds totaled $1,471,220.
The Company has also issued 397,059 shares of restricted common stock as finder fees associated with these placements. All private placements had registration rights. The Company used the proceeds to repay amounts under the term loan, for general corporate purposes and for working capital.

   Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 2000. There was no material commitment for capital expenditures as of February 29, 2000. Inflation was not a significant factor in the Company's financial statements.

   Cash flow from continuing operations for the three months ended February
29, 2000 was $187,000. This represents an increase of $163,000 over the prior year. The increase is mainly attributable to the additional cash flow provided by the USC/Canterbury acquisition.

Results of Operations
---------------------
   Revenues
   --------
   Revenues for the three months ended February 29, 2000 increased by
$3,152,000 (112%) over the comparable three-month period in fiscal 1999, due primarily to the revenue contribution of USC/Canterbury in fiscal 2000.

   Costs and Expenses
   ------------------
   Costs and expenses for the three months ended February 29, 2000 increased by $2,796,000 (183%) due again to the costs associated with the
USC/Canterbury acquisition in October, 1999.

   Selling expenses for the quarter ended February 29, 2000 increased by $131,000 (31%) over the same quarter in fiscal 1999. The increase was due primarily to the selling costs associated with USC/Canterbury for the three months ended February 29, 2000.


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


                                CANTERBURY INFORMATION TECHNOLOGY, INC.
                                (Registrant)


                                By/s/ Stanton M. Pikus
                                Stanton M. Pikus
                                President
                                (Chief Executive Officer and duly
                                authorized signer)


                                By/s/ Kevin J. McAndrew
                                Kevin J. McAndrew, C.P.A.
                                Chief Operating Officer, Executive
                                Vice President
                                (Chief Financial Officer and duly
                                authorized signer)




April 13, 2000
