Form 10-Q
period 2000-05-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 2000-07-14
CIK 794927

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                 _______________________________________

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended:                            Commission File Number:
May 31, 2000                                                  0-15588


                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                 ----------------------------------------
            (Exact name of registrant as specified in its charter)


     Pennsylvania                                  23-2170505
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

     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report 10,514,287 shares.



FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    CANTERBURY INFORMATION TECHNOLOGY, INC.

                         CONSOLIDATED BALANCE SHEET


ASSETS
------
                                                May 31,
                                                 2000             November 30,
                                              (Unaudited)            1999
                                              -----------         -----------
Current Assets:
  Cash and cash equivalents                    $1,170,597        $1,060,434
 Accounts receivable, net                       3,368,125         2,676,889
  Notes receivable - current portion              377,403           363,805
  Prepaid expenses and
   other assets                                   807,564           849,107
  Inventory, principally finished goods, at cost  285,317           101,533
  Deferred income tax benefit                      99,448            99,448
                                                ---------         ---------
   Total Current Assets                         6,108,454         5,151,216

  Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $4,896,000 and $4,593,000                 2,215,768         2,383,829
  Goodwill net of accumulated amortization
   of $2,573,000 and $2,348,000                 8,693,433         8,885,170
  Deferred income tax benefit                   2,296,997         2,706,888
  Notes receivable                              7,445,037         7,630,836
  Other assets                                  1,031,848         1,054,033
                                               ----------        ----------
   Total Assets                               $27,791,537       $27,811,972
                                              ===========        ==========

                           See Accompanying Notes


FORM 10-Q

                   CANTERBURY INFORMATION TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                                 May 31,
                                                  2000             November 30,
                                               (Unaudited)            1999
                                               -----------         -----------
Current Liabilities:
 Accounts payable - trade                     $  1,817,690        $  1,144,922
 Accrued expenses                                  512,338             387,660
 Unearned revenue                                  947,675           1,111,330
 Current portion, long-term
  debt                                           1,434,301           1,246,997
                                               -----------          ----------
  Total Current Liabilities                      4,712,004           3,890,909

 Long-term debt                                  1,259,620           1,989,031

 Deferred income tax liability                   2,993,845           3,059,219

Stockholder's Equity:
 Common stock, $.001 par value, 50,000,000
  shares authorized; 9,714,000
  and 9,508,000 issued                               9,714               9,508

 Additional paid in capital                     19,989,939          19,946,848

 Accumulated other comprehensive income         (1,090,105)           (472,215)

 Retained earnings                                 712,516             184,668

 Notes receivable for capital stock               (388,696)           (388,696)

 Less treasury shares, at cost                    (407,300)           (407,300)
                                              ------------        ------------
  Total Shareholders' Equity                    18,826,068          18,872,813
                                              ------------        ------------
  Total Liabilities and Shareholders' Equity  $ 27,791,537        $ 27,811,972
                                              ============        ============


                             See Accompanying Notes


FORM 10-Q

                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                              Three months ended          Six months ended
                                    May 31,                    May 31,
                              ------------------          ----------------
                                  (Unaudited)                (Unaudited)
                              2000          1999          2000         1999
                              ----          ----          ----         ----
Service revenue              $3,001,272  $3,284,597     $5,693,674  $5,860,299
Product revenue               3,007,862     234,209      6,269,051     460,637
                             ----------  ----------     ----------  ----------
Total net revenue             6,009,134   3,518,806     11,962,725   6,320,936

Service cost and expenses    $1,752,941  $1,805,650     $3,357,672  $3,226,048
Product cost and expenses     2,600,564      92,220      5,312,342     192,134
                             ----------  ----------     ----------  ----------
Total cost and expenses       4,353,505   1,897,870      8,670,014   3,418,182

Gross profit                  1,655,629   1,620,936      3,292,711   2,902,754

Selling                         482,948     458,528      1,031,815     876,414
General and
 administrative               1,109,678   1,004,232      2,052,606   1,912,003
                             ----------  ----------     ----------  ----------

Total operating expenses      1,592,626   1,462,760      3,084,421   2,788,417

Other income/(expenses)
  Interest income               165,115     169,473        331,268     340,422
  Interest expense             (87,294)    (92,870)      (162,274)   (183,498)
  Other                        472,423       11,751       488,564       28,867
                             ----------  ----------     ----------  ----------

Income before  income taxes     613,247     246,530        865,848     300,128

Provision for income taxes      242,000      20,000        338,000      30,720
                             ----------  ----------     ----------  ----------

Net income                   $  371,247  $  226,530     $  527,848  $  269,408
                             ==========  ==========     ==========  ==========

Net income per share and
  common share equivalents:
   Basic net income per share $     .04   $     .03    $       .06    $    .04
                             ==========  ==========     ==========  ==========
   Diluted net income per share $   .04   $     .03    $       .05    $    .04
                             ==========  ==========     ==========  ==========
  Weighted average number of common
     shares - basic           9,655,500   8,000,600      9,582,200   7,212,400
                             ==========  ==========     ==========  ==========
  Weighted average number of common
     shares - diluted        10,418,200   6,031,000     10,356,000   5,890,000
                             ==========  ==========     ==========  ==========

                            See Accompanying Notes

FORM 10-Q
                    CANTERBURY INFORMATION TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

                                                        May 31,       May 31,
                                                         2000          1999
                                                        ------        ------
Operating activities:

  Net income                                            $ 527,848     $ 269,408
  Adjustments to reconcile net income to net cash provided by/(used in) operating activities:

    Depreciation and amortization                         528,745       521,888
    Provision for losses on accounts receivable            47,674         5,610
    Deferred income taxes                                 344,517      (151,432)
    401(k) contribution                                    59,498        48,192
    Other assets                                         (595,705)     (199,750)
    Changes in operating assets, net of acquisitions
      Accounts receivable                                (738,910)     (373,282)
      Inventory                                          (183,784)         -
      Prepaid expenses and other assets                    41,543      (108,670)
      Income taxes                                         -            (63,217)
      Accounts payable                                    672,768      (128,435)
      Accrued expenses                                    124,678        16,021
      Unearned revenue                                   (163,655)       79,277
                                                        ---------      --------
  Net cash provided by/(used in) operating activities     665,217       (84,390)
                                                        ---------      --------
Investing activities:
    Capital expenditures, net                            (135,147)     (104,942)
                                                        ---------      --------
  Net cash used in investing activities                  (135,147)     (104,942)
                                                        ---------      --------
Financing activities:
    Proceeds from issuance of common stock, net             -         1,086,399
    Principal payments on long term debt                 (580,407)     (761,688)
    Other                                                 (50,001)         -
    Proceeds from long term debt                           38,300          -
    Proceeds from payments on notes receivable            172,201       164,826
                                                        ---------      --------
   Net cash provided by/(used in) financing activities   (419,907)      489,537
                                                        ---------      --------
Net increase in cash                                      110,163       300,205
Cash, beginning of period                               1,060,434       287,274
                                                        ---------      --------
Cash, end of period                                    $1,170,597    $  587,479
                                                       ==========    ==========
                              See Accompanying Notes

                     CANTERBURY INFORMATION TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              ------------------------------------------------------

1.   Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------
     Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30. 1999. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

     Description of Business
     -----------------------
     Canterbury Information Technology, Inc. ("the Company") is engaged in the business of providing information technology services which includes operating computer software training companies, a management training company, developing and selling software, designing and installing computer networks, and reselling computer hardware to corporations and state and local governments in the United States.

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

     Revenue Recognition
     -------------------
     The Company records training and consulting revenue at the time the class is completed or the consulting services are performed. Hardware revenue is recorded when the goods are shipped to the customer. Revenue for software is recognized when the software is shipped to the customer.

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


     Comprehensive Income
     --------------------
     During the three months ended May 31, 2000 and May 31, 1999, total comprehensive income (loss) amounted to ($526,000) and $0, respectively.
For the six months ended May 31, 2000 and May 31, 1999, total comprehensive income (loss) amounted to ($618,000) and ($199,700) respectively. Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.

2.   Acquisition
     -----------
     On October 20, 1999, the Company acquired certain assets and assumed certain liabilities of U.S. Communications, Inc. (USC) from Condor Technology Solutions, Inc. for 292,000 shares of Canterbury restricted common stock valued at $850,000. USC, based in Maryland, is a reseller of desktop and server computer systems to state and local governments, as well as commercial private sector companies in the Mid-Atlantic market. USC provides a wide range of information technology services as well. They include training, software, consulting and network design. After the acquisition, the Company changed the name of U.S. Communications to USC/Canterbury Corp. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated as follows: receivables - $308,000; inventory - $209,000; other current assets - $21,000; non-current assets - $49,000; and current liabilities - $66,000. The excess cost over the fair value of net assets acquired was approximately $362,000. Goodwill is being amortized over 20 years on a straight line basis. The consolidated results of operations for 1999 include USC since the date of the acquisition.

3.   Segment Reporting
     -----------------
     The Company is organized into three operating segments and the corporate office. The operating segments are: training and consulting, hardware sales and software sales. Summarized financial information for the three months ended May 31, 2000 and May 31, 1999, for each segment, is as follows:

For the six months ended May 31,

               Training and
2000            Consulting      Hardware      Software   Corporate   Total
----            ----------      --------      --------   ---------   -----
Revenues        $5,693,674      $6,154,486    $114,565   $     -   $11,962,725
Income before
 taxes             546,458         427,685       2,354   (110,649)     865,848

Interest income     -                 -           -       331,268      331,268
Interest expense    -                   37        -       162,237      162,274
Depreciation
 and amortization  272,631          20,732      10,733    224,649      528,745

               Training and
1999            Consulting      Hardware      Software   Corporate   Total
----            ----------      --------      --------   ---------   -----
Revenues        $5,860,299       $ 298,894    $161,743   $    -     $6,320,936
Income before
  taxes            696,283          52,097      27,845    (476,097)    300,128
Interest income     -                 -           -        340,422     340,422
Interest expense    -                 -           -        183,498     183,498
Depreciation
 and amortization  286,390          11,334       6,058     218,106     521,888


For the three months ended May 31,

               Training and
2000            Consulting      Hardware      Software   Corporate   Total
----            ----------      --------      --------   ---------   -----
Revenues        $2,684,272      $3,262,774     $62,088    $   -     $6,009,134
Income before
  taxes            345,673         141,355     (29,268)    155,487     613,247
Interest income      -                -           -        165,115     165,115
Interest expense     -                  18        -         87,276      87,294
Depreciation
 and amortization  137,947          12,580       6,233     118,803     275,563

               Training and
1999            Consulting      Hardware      Software   Corporate   Total
----            ----------      --------      --------   ---------   -----
Revenues        $3,284,597       $ 132,345    $101,864   $    -     $3,518,806
Income before
  taxes            387,841          11,722       7,470    (160,503)    246,530
Interest income       -               -           -        169,473     169,473
Interest expense      -               -           -         92,870      92,870
Depreciation
 and amortization  144,764           4,802       3,709     108,413     261,688

4.   Property and Equipment
     ----------------------
     Property and equipment consists of the following:

                                                  May 31,         November 30,
                                                   2000               1999
                                                   ----               ----
   Land, buildings and improvements            $   725,910        $  725,910
   Machinery and equipment                       4,239,939         4,116,383
   Furniture and fixtures                        1,413,287         1,401,696
   Leased property under capital
     leases and leasehold improvements             732,197           732,197
                                                ----------       -----------
                                                 7,111,333         6,976,186
   Less: accumulated depreciation               (4,895,565)       (4,592,357)
                                                ----------       -----------
   Net property and equipment                  $ 2,215,768       $ 2,383,829
                                                ==========        ==========

   Depreciation expense for 2000 and 1999 was $303,000 and $302,000, respectively.

5.   Long-Term Debt
     --------------

                                                  May 31,         November 30,
                                                   2000               1999
                                                   ----               ----
   Long-term obligations consist of:
     Term loan                                  $    -            $  200,436
     Revolving credit line                       2,514,620         2,774,620
   Capital lease obligations                       179,301           260,972
                                                ----------        ----------
                                                 2,693,921         3,236,028
   Less:  Current maturities                    (1,434,301)       (1,246,997)
                                                ----------        ----------
                                               $ 1,259,620        $1,989,031
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

    Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $655,000 in 2000, $1,220,000 in 2001, and $639,620 thereafter.

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

Year ending November 30, 2000           $   62,232
Year ending November 30, 2001               80,764
Year ending November 30, 2002               44,560
Year ending November 30, 2003                8,934
                                         ---------
Total minimum lease payments               196,490
Less amount representing interest          (17,189)
                                         ---------
Present value of long-term
obligations under capital leases          $179,301
                                         =========

7.   Securities Available for Sale
     -----------------------------
     At May 31, 2000 and November 30, 1999, the Company held investment securities in public companies. For one of the public companies certain officers and directors of the Company have an ownership interest in the aggregate of approximately 15%. Management has estimated the fair value of this investment at May 31, 2000 and November 30, 1999 at $515,621 and $202,355, respectively, based on discounted market values due to the stock being thinly traded and volatile. Other equity securities have a fair value of $81,081 and $26,437 at May 31, 2000 and November 30, 1999, respectively. Management has classified these investments as "available for sale" and are included in non-current other assets in the accompanying balance sheet. The Company did not sell any available for sale securities during 2000 or 1999.

8.   Related Party Transactions
     --------------------------
     During 1999, the Company performed consulting and web development services for a start-up, non-public company in which certain officers are members of the Board of Directors and shareholders. The services billed during the year totaled $521,500. The receivable for these services is included in other assets on the accompanying balance sheet at May 31, 2000 and November 30, 1999. In March, 2000 the Company received approximately 278,000 shares of restricted common stock in the publicly traded parent company in satisfaction of the receivable.

     During 2000, the Company also assisted in raising capital for the same start-up company, which is now a public company. For these services, the Company earned 250,000 shares of restricted common stock which were issued subsequent to May 31, 2000. The discounted value of these shares was $461,250. This amount has been recorded in Other Income on the income statement during the quarter ended May 31, 2000.

9.   Subsequent Event
     ----------------
     In June, 2000 the Board of Directors voted to allow officers, directors, certain advisors and individuals valuable to Canterbury the opportunity to increase their equity positions in the Company, as an incentive to continue and increase their efforts on behalf of the Company. A total of 800,000 shares of restricted common stock were purchased at market with interest bearing, non-recourse notes to the Company. The notes carry an interest rate of 6.5% and are due and payable on or before June, 2004. The notes and accrued interest are collateralized by the shares being issued. Each recipient also has granted the Company a 15-day right of first refusal, in any sale of these shares.

Item 2.  Management's Discussion of Financial Condition and
         Results of Operations

Liquidity and Capital Resources
-------------------------------
     Working capital at May 31, 2000 was $1,396,000. This was an increase of $136,000 over November 30, 1999. The increase was caused by an increase in receivables and inventory, offset by an increase in accounts payable of USC/Canterbury.

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $640,000 is due and payable. Scheduled payments for fiscal 2000 total $915,000. As of July 1, 2000 the Company has made $430,000 in principal payments to Chase Bank.

     The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 2000. There was no material commitment for capital expenditures as of May 31, 2000. Inflation was not a significant factor in the Company's financial statements.


     Cash flow from continuing operations for the six months ended May 31, 2000 was $570,000. This represents an increase of $654,000 over the prior year. The increase is mainly attributable to the additional cash flow provided by the USC/Canterbury acquisition, as well as an overall improvement from existing subsidiaries.

Results of Operations
---------------------
     Revenues
     --------
     Revenues for the three months ended May 31, 2000 increased by $2,490,000 (71%) over the comparable three-month period in fiscal 1999, due primarily to the revenue contribution of USC/Canterbury in fiscal 2000. For the six months ended May 31, 2000, revenues increased by $5,642,000 (89%) due again primarily to the USC/Canterbury acquisition.

     Costs and Expenses
     ------------------
     Costs and expenses for the three months ended May 31, 2000 increased by $2,456,000 (129%) due again to the costs associated with the USC/Canterbury operations. The $5,252,000 (154%) increase for the six months ended May 31, 2000 was also due to the USC/Canterbury operations.

     Selling expenses for the quarter and six months ended May 31, 2000 increased by $24,000 (5%) and $155,000 (18%) respectively, over the same period in fiscal 1999. The increase was due primarily to the selling costs associated with USC/Canterbury for the three months ended May 31, 2000.

     Other Income
     ------------
     Other income for the three months ended May 31, 2000 increased by $461,000 due to the receipt of stock for assisting in raising capital for a related party during the quarter.


                          PART II - OTHER INFORMATION

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



July 14, 2000