Form 10-Q
period 2000-08-31
CANTERBURY INFORMATION TECHNOLOGY INC
filed 2000-10-13
CIK 794927

FORM 10-Q
                           _________

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
          ____________________________________________


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:                        Commission File Number:

August 31, 2000                                                    0-15583



              CANTERBURY INFORMATION TECHNOLOGY, INC.
              _______________________________________

      (Exact name of registrant as specified in its charter)



     Pennsylvania                         23-217505
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

         X        Yes                              No
        _____                           _____

     The number of shares outstanding of the registrant's common stock as of the date of the filing of this report 10,735,707 shares.


FORM 10-Q

                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------


Item 1.  Financial Statements
-----------------------------



              CANTERBURY INFORMATION TECHNOLOGY, INC.

                    CONSOLIDATED BALANCE SHEET
                    --------------------------


ASSETS
------
                                     August 31,
                                        2000      November 30,
                                    (Unaudited)       1999
                                    -----------   ------------


Current Assets:
  Cash and cash equivalents         $  767,296    $ 1,060,434
  Accounts receivable, net           5,160,749      2,676,889
  Notes receivable-current portion     387,149        363,805
  Prepaid expenses and
     other assets                      766,375        849,107
  Inventory, principally finished
     goods, at cost                    534,002        101,533
  Deferred income tax benefit           99,448         99,448
                                      ---------     ---------

          Total Current Assets       7,715,019      5,151,216


  Property and equipment
     at cost, net of accumulated
     depreciation and amortization
     of $4,997,000 and $4,593,000    2,093,516      2,383,829
  Goodwill net of accumulated
     Amortization of $2,688,000
     and $2,348,000                  9,142,101      8,885,170
  Deferred income tax benefit        2,024,997      2,706,888
  Notes receivable                   7,337,340      7,630,836
  Other assets                       1,186,877      1,054,033
                                     ----------    ----------

          Total Assets             $29,499,850    $27,811,972
                                   ===========    ===========




                        See Accompanying Notes

FORM 10-Q

                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                       CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                                     August 31,
                                        2000          November 30,
                                    (Unaudited)            1999
                                    -----------      ------------

Current Liabilities:
 Accounts payable - trade          $ 3,064,306       $  1,144,922
 Accrued expenses                      511,916            387,660
 Unearned revenue                      913,917          1,111,330
 Current portion, long-term debt     1,372,334          1,246,997
                                      ---------         ---------

  Total Current Liabilities          5,862,473          3,890,909

 Long-term debt                        959,620          1,989,031

 Deferred income tax liability       2,993,846          3,059,219

Stockholder's Equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized;
  10,735,000 and 9,508,000 issued       10,735              9,508

  Additional paid in capital        22,102,193         19,946,848

 Accumulated other comprehensive
  income                            (1,188,261)          (472,215)

 Retained earnings                   1,135,761            184,668

 Notes receivable for capital stock (1,972,072)          (388,696)

 Less treasury shares, at cost        (407,300)          (407,300)
                                     ---------         ----------

  Total Shareholders' Equity        19,681,056         18,872,813
                                     ----------        ----------

    Total Liabilities and
     Shareholders' Equity          $29,496,995        $27,811,972
                                   ===========        ===========






                        See Accompanying Notes

FORM 10-Q

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF INCOME



                       Three months ended      Nine months ended
                           August 31,                   August 31,
                          (Unaudited)             (Unaudited)
                       ------------------      -----------------
                        2000       1999         2000        1999
                        ----       ----         ----        ----

Service revenue    $ 3,375,756 $3,067,023   $ 9,069,430 $8,927,322
Product revenue      6,136,621    160,007    12,405,672    620,644
                    ----------  ---------    ----------  ---------
 Total net
  revenue            9,512,377  3,227,030    21,475,102  9,547,966

Service cost
 and expenses      $ 1,876,288 $1,709,146   $ 5,233,960 $4,935,194
Product cost
 and expenses        5,228,184     50,560    10,540,526    242,694
                    ----------  ---------    ----------  ---------
 Total cost
  and expenses       7,104,472  1,759,706    15,774,486  5,177,888

Gross profit         2,407,905  1,467,324     5,700,616  4,370,078

Selling                641,890    430,376     1,673,705  1,306,790
General and
 administrative      1,202,810    841,522     3,255,416  2,753,525
                    ----------  ---------    ----------  ---------
Total operating
 expenses            1,844,700  1,271,898     4,929,121  4,060,315

Other income/(expenses)
 Interest income       194,941    169,348       526,209    509,770
 Interest expense      (69,363)   (91,832)     (231,637)  (275,330)
 Other                   9,317      6,229       497,881     35,096
                     ---------  ---------     ---------  ---------
Income before
 income taxes          698,100    279,171     1,563,948    579,299

Provision for
 income taxes          272,000     30,000       610,000     60,720
                    ----------  ---------     ---------  ---------
Net income         $   426,100 $  249,171   $   953,948 $  518,579
                   =========== ==========   =========== ==========

Net income per share
 and common share
 equivalents:
  Basic net income
   per share       $       .04 $      .03   $       .10 $      .07
                   =========== ==========   =========== ==========
  Diluted net income
   per share       $       .04 $      .03   $       .09 $      .07
                   =========== ==========   =========== ==========

  Weighted average
   number of common
   shares - basic   10,345,400  8,819,700     9,840,000  7,773,500
                   =========== ==========   =========== ==========
  Weighted average
   number of common
   shares - diluted 11,320,800  8,942,200    10,800,700  7,893,500
                   =========== ==========   =========== ==========

                      See Accompanying Notes

FORM 10-Q

          CANTERBURY INFORMATION TECHNOLOGY, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE NINE-MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

                                       August 31,      August 31,
                                          2000            1999
                                       ---------       ---------
                                      (Unaudited)     (Unaudited)

Operating activities:
 Net income                            $  953,948     $  518,579
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization          766,867        771,566
   Provision for losses on accounts
    receivable                             47,674         13,256
   Deferred income taxes                  616,517       (151,432)
   401(k) contributions                    59,498         48,192
   Other assets                          (785,160)      (247,940)
   Changes in operating assets, net
    of acquisitions
     Accounts receivable               (2,322,529)      (204,841)
     Inventory                           (432,469)          --
     Prepaid expenses and other assets     86,140       (323,317)
     Income taxes                           --           (36,298)
     Accounts payable                   1,801,881       (140,136)
     Accrued expenses                    (107,716)       (17,075)
     Unearned revenue                    (197,413)       (16,620)
                                       ----------       ---------
 Net cash provided by operating
  activities                              487,238        213,934
                                       ----------       ---------
Investing activities:
  Capital expenditures, net               (96,453)      (121,481)
                                       ----------       ---------
 Net cash used in investing activities    (96,453)      (121,481)
                                       ----------       ---------
Financing activities:
  Proceeds from issuance of common
   stock, net                               --         1,112,091
  Principal payments on long term debt   (942,374)    (1,007,123)
  Other                                   (50,001)         --
  Proceeds from long term debt             38,300          --
  Proceeds from payments on notes
   receivable                             270,152        249,704
                                       ----------     ----------

 Net cash provided by/(used in)
  financing activities                   (683,923)       354,672
                                       ----------     ----------
Net increase/(decrease) in cash          (293,138)       447,125
Cash, beginning of period               1,060,434        287,274
                                       ----------     ----------
Cash, end of period                    $  767,296      $ 734,399
                                       ==========     ==========


                         See Accompanying Notes


FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)

1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------

     Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30. 1999. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

     Description of Business
     -----------------------
     The Canterbury Companies, wholly-owned subsidiaries of Canterbury Information Technology, Inc., provide a wide variety of computer and management training programs and technology consulting services to Fortune 1000 companies. CALC/Canterbury is a Microsoft Solutions Provider and a Microsoft Certified Technical Education Center (CTEC), as well as a Lotus Authorized Education Center (LAEC). CALC/Canterbury provides application and technical computer training, technical services and staffing and both instructor led and on-line course development. CALC Web University, an online training portal, developed and hosted by CALC/Canterbury, focuses on design and delivery of online training in both Internet and Intranet environments. USC/Canterbury, a CTEC in the Mid-Atlantic area, provides technical training and network development and design. USC/Canterbury is also a value added reseller of hardware and software. MSI/Canterbury offers sales and management training and consulting to corporations. ATM/Canterbury is a software consulting and development company that specializes in document imaging, tracking and retrieval. DataMosaic/Canterbury Corp. and Canterbury Consulting Group are management and system consulting companies that provide staffing augmentation solutions and consulting services to the information technology industry.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


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

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The ultimate outcome and actual results could differ from the estimates and assumptions used.

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

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


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

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


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

     Comprehensive Income
     --------------------
     During the three months ended August 31, 2000 and August 31, 1999, total comprehensive income/(loss) amounted to ($98,000) and $0 respectively. For the nine months ended August 31, 2000 and August 31, 1999, total comprehensive income/(loss) amounted to ($716,000) and ($200,000) respectively. Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


2.  Acquisitions
    ------------

     On August 1, 2000 the Company purchased all of the outstanding common stock of DataMosaic International, Inc. ("DataMosaic") for 221,420 restricted shares of Canterbury common stock valued at $558,000. DataMosaic, an Atlanta, Georgia company, is a management and systems consulting business which provides staffing augmentation solutions and consulting services to the information technology industry. The acquisition was recorded under the purchase method of accounting. The consolidated results of operations include DataMosaic since the date of acquisition. Proforma results of operations for 2000 and 1999 are deemed immaterial, and are not presented.

     After the acquisition DataMosaic changed its name to DataMosaic/Canterbury Corp. The purchase price was preliminarily allocated as follows: Cash - $114,000; receivables - $209,000; other assets - $23,000; liabilities - $349,000. The excess cost over the fair value of net assets acquired was approximately $561,000.

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

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)

3.  Segment Reporting
    -----------------

     The Company is organized into three operating segments and the corporate office. The operating segments are: training and consulting, hardware sales and software sales. Summarized financial information for the three months ended August 31, 2000 and August 31, 1999, for each segment, is as follows:

For the nine months ended August 31,

                Training and
2000             Consulting    Hardware     Software    Corporate      Total
----            ------------   --------     --------    ---------      -----
Revenues         $9,061,087   $12,110,847   $303,168    $   --     $21,475,102
Income before
  taxes             999,746       984,071      9,165    (429,034)    1,563,948
Interest income        --            --         --       526,209       526,209
Interest expense       --              37       --       231,600       231,637
Depreciation and
 amortization       376,049        29,252     14,920     346,646       766,867

                Training and
1999             Consulting    Hardware     Software    Corporate      Total
----            ------------   --------     --------    ---------      -----
Revenues         $8,927,320   $ 377,267     $243,379    $   --      $9,547,966
Income before
 taxes            1,124,947      55,674       36,766    (638,088)      579,299
Interest income        --          --           --       509,770       509,770
Interest expense       --          --           --       275,330       275,330
Depreciation and
 amortization       420,999      15,483       10,225     324,859       771,566

For the three months ended August 31,

                Training and
2000             Consulting    Hardware     Software    Corporate      Total
----            ------------   --------     --------    ---------      -----
Revenues         $3,367,413    $5,956,361   $188,603    $   --      $9,512,377
Income before
 Taxes              453,288       556,386      6,811    (318,385)      698,100
Interest income       --             --         --       194,941       194,941
Interest expense      --             --         --        69,363        69,363
Depreciation and
 amortization       103,418         8,520      4,187     121,997       238,122


FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


                Training and
1999             Consulting    Hardware     Software    Corporate      Total
----            ------------   --------     --------    ---------      -----
Revenues         $3,067,021    $ 78,373     $ 81,636    $   --      $3,227,030
Income before
 Taxes              428,664       3,577        8,921    (161,991)      279,171
Interest income        --          --           --       169,348       169,348
Interest expense       --          --           --        91,832        91,832
Depreciation and
 amortization       134,609       4,149        4,167     106,753       249,678


4.  Property and Equipment
    ----------------------

     Property and equipment consists of the following:

                                        August 31,    November 30,
                                           2000           1999
                                        ---------     -----------
  Land, buildings and improvements    $   725,910     $   725,910
  Machinery and equipment               4,219,542       4,116,383
  Furniture and fixtures                1,413,287       1,401,696
  Leased property under capital leases
   and leasehold improvements             732,197         732,197
                                      -----------     -----------
                                        7,090,936       6,976,186

  Less: accumulated depreciation       (4,997,420)     (4,592,357)
                                      -----------     -----------
  Net property and equipment          $ 2,093,516     $ 2,383,829
                                      ===========     ===========

     Depreciation expense for 2000 and 1999 was $426,000 and $302,000, respectively.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


5.  Long-Term Debt
    --------------
                                        August 31,   November 30,
                                           2000          1999
                                        ---------    -----------

  Long-term obligations consist of:
   Term loan                          $     --       $   200,436
   Revolving credit line                2,159,620      2,774,620
  Capital lease obligations               172,334        260,972
                                      -----------    -----------
                                        2,331,954      3,236,028

  Less:  Current maturities            (1,372,334)    (1,246,997)
                                      -----------    -----------
                                      $   959,620    $ 1,989,031
                                      ===========    ===========

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $640,000 is due and payable. At August 31, 2000, the Company was in technical violation of a debt to equity ratio covenant contained in its bank agreement by 0.06, due to a change in accounting policies. The Company is in the process of resolving this issue.

   The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

   Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $300,000 in 2000, $1,220,000 in 2001, and $639,620 thereafter.

   The carrying value of the long-term debt approximates its fair value.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


6.  Capital Leases
    --------------

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception.

  Year ending November 30, 2000       $  54,597
  Year ending November 30, 2001          80,764
  Year ending November 30, 2002          44,560
  Year ending November 30, 2003           8,934
                                       --------
  Total minimum lease payments          188,855
  Less amount representing interest     (16,521)
                                       --------
  Present value of long-term
   obligations under capital leases    $172,334
                                       ========


7.  Securities Available for Sale
    -----------------------------

     At August 31, 2000 and November 30, 1999, the Company held investment securities in public companies. For one of the public companies certain officers and directors of the Company have an ownership interest in the aggregate of approximately 15%. Management has estimated the fair value of this investment at August 31, 2000 and November 30, 1999 at $822,840 and $26,437,
respectively, based on discounted market values due to the stock being thinly traded and volatile. Other equity securities have a fair value of $81,081 and $202,355 at August 31, 2000 and November 30, 1999, respectively. Management has classified these investments as "available for sale" and are included in non-current other assets in the accompanying balance sheet. The Company did not sell any available for sale securities during 2000 or 1999.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


8. Related Party Transactions
   --------------------------

    During 1999, the Company performed consulting and web development services for a start-up, non-public company, e*machinery, inc. in which certain officers are members of the Board of Directors and shareholders. The services billed during the year totaled $521,500. The receivable for these services is included in other assets on the accompanying balance sheet at May 31, 2000 and November 30, 1999. In March 2000 the Company received approximately 278,000 shares of restricted common stock in e*machinery.net, inc., the publicly traded parent company, in satisfaction of the receivable.

   During 2000, the Company also assisted in raising capital for e*machinery, inc., which is now e*machinery.net, inc., a public company. For these services, the Company earned 250,000 shares of restricted common stock. The discounted value of these shares was $461,250. This amount has been recorded in Other Income on the
income statement during the quarter ended May 31, 2000.   In the
third quarter of Fiscal 2000 the Company billed $275,000 for services and will receive restricted common stock as payment, as a subsequent event.

9.  Stockholders' Equity
    --------------------

     In June, 2000 the Board of Directors voted to allow officers, directors, certain advisors and individuals valuable to Canterbury the opportunity to increase their equity positions in the Company, as an incentive to continue and increase their efforts on behalf of the Company. A total of 800,000 shares of restricted common stock were purchased at market with interest bearing, non-recourse notes to the Company. The notes carry an interest rate of 6.5% and are due and payable on or before June, 2004. The notes and accrued interest are collateralized by the shares being issued. Each recipient also has granted the Company or its designees a 15-day right of first refusal, in any sale of these shares.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)

Item 2.    Management's Discussion of Financial Condition and Results
           ----------------------------------------------------------
           of Operations
           -------------

Liquidity and Capital Resources
-------------------------------

     Working capital at August 31, 2000 was $1,853,000. This was an increase of $592,000 over November 30, 1999. The increase was caused by an increase in receivables and inventory, offset by an increase in accounts payable of USC/Canterbury.

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $640,000 is due and payable. As of September 1, 2000 the Company has made $715,000 in principal payments to Chase Bank. At August 31, 2000, the Company was in technical violation of a debt to equity ratio covenant contained in its bank agreement by 0.06, due to a change in accounting policies. The Company is in the process of resolving this issue.

     The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 2000. There was no material commitment for capital expenditures as of August 31, 2000. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the nine months ended August 31, 2000 was $487,000. This represents an increase of $273,000 over the prior year. The increase is mainly attributable to the additional cash flow provided by the USC/Canterbury acquisition, as well as an overall improvement from existing subsidiaries.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


Results of Operations
---------------------

     Revenues
     --------

     Revenues for the three months ended August 31, 2000 increased by $6,285,000 (195%) over the comparable three-month period in fiscal 1999, due primarily to the revenue contribution of USC/ Canterbury in fiscal 2000. For the nine months ended August 31, 2000, revenues increased by $11,927,000 (125%) due again to the USC/Canterbury acquisition.

     Costs and Expenses
     ------------------

     Costs and expenses for the three months ended August 31, 2000 increased by $5,344,000 in conjunction with the $6,285,000 revenue increase due again to the costs associated with the USC/Canterbury operations. The $10,596,000 increase for the nine months ended August 31, 2000 was also due to the USC/Canterbury operations.

     Gross margins percentages for both the quarter and nine months ended August 31, 2000 decreased from 45% to 26% due to the increase in sales contribution from USC/Canterbury. As a VAR, USC's margins are typically lower than in the pre-existing services businesses within Canterbury. However, it is management's belief that the additional dollar contribution to gross and pretax profit, as well as the additional goods and services made available to the client base will enhance the overall revenue contribution from all subsidiaries.

     Selling expenses for the quarter and nine months ended August 31, 2000 increased by $212,000 (49%) and $366,000 (28%) respectively, over the same period in fiscal 1999. The increase was due primarily to the selling costs associated with USC/Canterbury for the three months ended August 31, 2000.

     Other Income
     ------------

     Other income for the nine months ended August 31, 2000 increased by $463,000 due to the receipt of stock for assisting in raising capital for a related party during the second quarter.

FORM 10-Q
            CANTERBURY INFORMATION TECHNOLOGY, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------
                         (continued)


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings
------

     None

Item 2     Changes in Securities
------

     None

Item 3     Defaults Upon Senior Securities
------

     None

Item 4     Submission of Matters to a Vote of Stock Holders
------

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








October 13, 2000