Form 10-K
period 2000-11-30
CANTERBURY INFORMATION TECHNOLOGY INC
filed 2001-02-28
CIK 794927

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
            --------------------------------------------
                          FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934:

            For the fiscal year ended: November 30, 2000

                  Commission File Number: 0-15588


               CANTERBURY INFORMATION TECHNOLOGY, INC.
               ---------------------------------------


         Pennsylvania                                  23-2170505
-------------------------------                  -----------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                    Identification Number)


 1600 Medford Plaza, Rt. 70 & Hartford Road, Medford, New Jersey  08055

 ----------------------------------------------------------------------

 (Address of principal executive offices)                     (Zip Code)

           Issuer's telephone number:  (609) 953-0044

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                  Common Stock, $.001 par value
                  -----------------------------
                        (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X       NO
                                           -----         -----


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

Revenues for the most recent fiscal year were $29,734,589.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on National Market NASDAQ for February 23, 2001 was $15,875,148.

The number of shares outstanding of the issuer's class of common equity, as of February 23, 2001 was 10,685,954.

Documents Incorporated by Reference - Various exhibits from the
Company's Form S-3 Registration Statements and such other documents contained in Item 14.


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
------------

     Canterbury Information Technology, Inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products and services to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Maryland, Georgia and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products and services to help them achieve a competitive advantage and helping their employees to succeed. Our subsidiaries offer the following technology solutions:


* systems engineering and consulting      * technical and desktop applications
* IT contractors and permanent staffing     training
* management training programs            * records and asset management
* hardware sales and support                systems
* software development                    * distance learning portals
* web development                         * industry specific portals

     The Company is actively seeking acquisitions of consulting, technical staffing, value added resellers and other information technology companies.

     The Company was incorporated in the Commonwealth of Pennsylvania on March 19, 1981 and later qualified to do business in the State of New Jersey in April, 1985.

     The Company became a Registrant by filing and registering with the Securities and Exchange Commission under Form S-18 which became effective on August 20, 1986.

     Prior to 1988 the Company was comprised of two segments: the vocational school segment and the seminar segment. In November, 1988 the Company sold its seminar segment, which represented less than 2% of the Company's revenues. The Company was then solely a vocational school company. In November, 1992 the Company acquired Star Label Products, Inc., a specialty printing company. In September, 1993 the Company purchased Motivational Systems, Inc., a management training company. In November of 1993, the Company acquired Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In June of 1994, the Company acquired Computer Applications Learning Center (CALC), a computer software training company. In July, 1996, the Company acquired ProSoft Training, LLC., a computer software training company.
In November, 1995, the Company sold Star Label Products, Inc. In November, 1996, the Company sold Landscape Maintenance Services, Inc.
In May, 1997, the Company purchased ATM Technologies, Inc., a software development company. In November, 1997, the Company closed its last two vocational schools. In February of 1999, the Company closed Prosoft, incorporating its technical staffing operations into CALC/Canterbury.
In October, 1999 the Company purchased U.S. Communications, a hardware reseller, training, and technical services company. In August, 2000 the Company purchased DataMosaic International, Inc., a management and systems consulting company that provides technical staffing augmentation solutions and consulting services. At the same time, the Company formed Canterbury

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

Consulting Group, Inc., a wholly owned subsidiary, to also provide staffing augmentation solutions and consulting services to Fortune 1000 companies. The Company now manages the business within four segments as follows: training & consulting, software development, value added hardware reseller and technical staffing.


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

	On January 8, 2001 the Board of Directors voted to change the Company name to Canterbury Consulting Group, Inc. The Company believes that changing its name to Canterbury Consulting Group, Inc. will better describe the Company's current and future business activities and allow for a more synergistic approach to marketing all of its subsidiaries under one umbrella. Since the name change requires an amendment to the Company's Certificate of Incorporation it is necessary to have approval by the shareholders. A Special Meeting of Stockholders is scheduled for April 6, 2000 in order to gain shareholder approval.




NARRATIVE DESCRIPTION OF BUSINESS - TRAINING & CONSULTING
---------------------------------------------------------

  COMPUTER SOFTWARE TRAINING/SERVICES
  -----------------------------------
	In June 1994, the Company acquired Computer Applications Learning Center (CALC), a New Jersey based computer software training company. Since 1983, CALC has trained corporate workers and managers at its five training centers in New York and New Jersey and on site at Fortune 1000 corporations. During 1995, the Company changed the name of CALC to CALC/Canterbury Corp. to more appropriately reflect Canterbury's role in the corporate training industry. CALC/Canterbury is a Microsoft Certified Technical Education Center, Lotus Authorized Education Center and an authorized center for CISCO certified training as well as CAT and VUE testing. CALC/Canterbury is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. CALC/Canterbury's technical services division offers technology project management, software development, hardware and software installations, web and industry specific vortal development. Through CALC Web University, CALC/Canterbury offers e-commerce enabled, Internet-based training as well as custom designed web delivered courses and instruction.

      Future Plans
      ------------
     Canterbury expects to expand this line of the business by: making acquisitions in the information technology market of companies that provide complementary products and services (such as technical recruiting, technical services and Web-based training) to its significant customer base established over the past sixteen years of

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

operations; and by entering into strategic business partnerships to allow the existing sales force to offer multiple information technology related services and products. Over time, as the Company's market penetration increases, the services that were subcontracted in the past, will be developed and expanded internally. At the same time, the Company is focused on introducing and promoting all of Canterbury's subsidiaries' products and services to the existing client base of CALC/Canterbury.


  MANAGEMENT TRAINING
  -------------------
     In September of 1993, the Company acquired Motivational Systems, Inc., a New Jersey-based management and sales training company. Motivational Systems, since 1970, has trained managers and sales professionals from many Fortune 1000 companies, on a national and international basis. Motivational Systems conducts a wide variety of seminars in management and team development, selling and negotiating, interpersonal communication, executive development, organizational problem solving and project management. During 1995, the Company changed the name of Motivational Systems, Inc. to MSI/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the corporate training industry.

      Future Plans
      ------------
     This division's planned expansion is projected to occur by extending its current sales effort into contiguous markets around its corporate headquarters in Northern New Jersey.

     The other major expansionary plan is to develop, internally, new product offerings, both consulting and on-line, for existing and potential customers, based on their specific needs. With several consultants who are exceptional course developers on staff, this process has already resulted in additional product revenue streams. It also intended to introduce MSI/Canterbury services into other operating subsidiaries.



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

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

     Current clients have begun using the MasterTrak software for asset tracking. Based upon current client requests, the company may move toward the development of a software programming enhancement to enable clients to scan and link asset descriptions within the existing tracking system.


NARRATIVE DESCRIPTION OF BUSINESS - VALUE ADDED HARDWARE RESELLER
-----------------------------------------------------------------

     In October, 1999, the Company acquired U.S. Communications, Inc, an Annapolis, Maryland based reseller of desktop and server computer systems to state and local governments as well as commercial private sector companies in the mid-Atlantic market. USC provides a broad range of information technology services other than hardware procurement and installation. Other products and services include software, consulting and network design and management. After the acquisition, the Company changed the name of U.S. Communications to USC/Canterbury Corp. (USC).

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

      Future Plans
      ------------
     This division's expansion forecast includes additional penetration into existing governmental installations. The Company is also pursuing possible acquisition candidates in this market as well as introducing other subsidiary products and services into their existing client base.


NARRATIVE DESCRIPTION OF BUSINESS - TECHNICAL STAFFING
------------------------------------------------------
     In August, 2000, the Company acquired DataMosaic International, Inc., an Atlanta, Georgia based management and systems consulting company, which provides staffing augmentation solutions and consulting services to the information technology industry. Short term and long term contracting along with permanent placement and project management of IT professionals is provided to mid-sized and Fortune 1000 corporations for: technical leaders and specialists, senior programming analysts, programmers, systems support and administration specialists experienced in networking, data communications, LAN/WAN, SQA/testing and technical writing. After the acquisition, the Company changed the name of DataMosaic International to DataMosaic/Canterbury Corp.

     In conjunction with the acquisition of DataMosaic, Canterbury formed Canterbury Consulting Group, Inc. which offers technical recruitment and contracting on a national basis both over the Internet and in conjunction with existing Canterbury subsidiaries and affiliates.


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

     Future Plans
     ------------
     This division's expansion forecast includes increasing the number of Business Development Managers in its existing locations and opening offices within existing Canterbury facilities. To date, this division has begun operations in Parsippany, New Jersey, Annapolis, Maryland and Houston, Texas. The Company may also consider opening free-standing offices in other viable markets in the United States, creating a regional and potentially national recruiting operation.


MERGER/ACQUISITION PROGRAM
--------------------------

     Canterbury is actively seeking acquisitions of other profitable technology companies within our core competencies:

         * Technical systems design, development, integration and consulting
         * Hardware sales and support
         * Technical recruitment and staff augmentation
         * Internet and intranet consulting, development and implementation
         * Technical online training

            BUSINESS MODEL - INFORMATION TECHNOLOGY SERVICES
--------------------------------------------------------------------------------
|                 |    Systems      |                       |   Internet and   |
|  Computer and   |  Integrators    |       Network and     |     Intranet     |
|    Software     |     ---         |   Systems Developers  |   Consultants,   |
|   Consulting    |   Hardware/     |     and Installers    |  Developers and  |
| CALC/Canterbury | Software Sales  |     CALC/Canterbury   |     Providers    |
| USC/Canterbury  | CALC/Canterbury |     USC/Canterbury    |  CALC/Canterbury |
| ATM/Canterbury  | USC/Canterbury  |                       |   USC/Canterbury |
|                 | ATM/Canterbury  |                       |                  |
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
|                 |                 |  Technical Staffing   |    Business to   |
|    Technical    |     Training    |    and Recruiting     |  Business Portal |
|    Training     |    Companies    | Canterbury Consulting |   Global Online  |
|    Companies    | MSI/Canterbury  |        Group          |     Training     |
| CALC/Canterbury | CALC/Canterbury | DataMosaic/Canterbury |     CALC Web     |
|                 |                 |                       |    University    |
--------------------------------------------------------------------------------

EMPLOYEES
---------

     As of November 30, 2000, the Company, including all subsidiaries, had 160 employees: 104 full-time employees and 56 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company owns non-operational land and a building in Bedminster, New Jersey which was acquired as part of the Landscape Maintenance acquisition. All other facilities, including its administrative


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $1,223,000 in fiscal year 2001.

     The following table sets forth the locations of the Company including square footage:

                                                                 Square
Location                                                         Footage
--------                                                         -------
Canterbury Information Technology, Inc.                            4,200
1600 Medford Plaza
Medford, New Jersey  08055

ATM/Canterbury Corp.                                               3,400
16840 Barker Springs, Suite C300
Houston, TX  77084

DataMosaic/Canterbury Corp.                                          600
2 Sun Court, Suite 300
Norcross, GA  30092

Canterbury Consulting Group, Inc.                                    500
500 Lanid Drive
Parsippany, New Jersey  07054

Canterbury Consulting Group, Inc.                                    300
16840 Barker Springs, Suite C300
Houston, TX  77084

Canterbury Consulting Group, Inc.                                    300
801 Compass Way, Suite 205
Annapolis, MD  21401


CALC/Canterbury Corp.                                             23,000
500 Lanid Drive
Parsippany, New Jersey  07054

CALC/Canterbury Corp.                                              4,200
780 Third Avenue, Concourse Level One
New York, New York  10017

CALC/Canterbury Corp.                                              6,000
Woodbridge Place, Gill Lane at Route 1
Iselin, New Jersey  08830

CALC/Canterbury Corp.                                              7,000
55 Broadway
New York, New York  10006

MSI/Canterbury Corp.                                               1,800
400 Lanid Drive
Parsippany, New Jersey  07054

USC/Canterbury Corp.                                               2,200
801 Compass Way, Suite 205
Annapolis, MD  21401

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

ITEM 3.  LEGAL PROCEEDINGS

     As previously disclosed in prior filings, the Company was a defendant in litigation instituted by Mr. Thomas Arnold, a former employee of CALC. The suit alleged breach of contract, various tort claims and requested punitive damages of over $8 million. The Company and its attorney had contended that Mr. Arnold's claim was without merit.

     The trial was held, and in January, 2000 the Court found in favor of the Company on all counts and the Court did not find in favor of the Company in its counterclaim. Mr. Arnold has filed an appeal. The Company and its attorney contend that the appeal is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

	The Company's Annual Meeting was held on October 5, 2000, at which time two matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Ernst & Young LLP as the Company's independent auditors and the election of the following
Directors: Stanton M. Pikus, Kevin J. McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M. Vineberg, Paul L. Shapiro and Frank A. Cappiello.

     At September 5, 2000, the shareholder of record date, the number of shares outstanding was 10,457,768 and by October 5, 2000 7,512,156 votes were cast. The proposal for the slate of directors was approved with 97% of the votes. The proposal for the appointment of Ernst & Young LLP was approved by 99.8% of the votes.



                               PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company trades on the Nasdaq National Market. As a result of the one for three reverse stock split effective April 14, 1998, the Board of Directors changed the trading symbol stock from XCEL to CITI. The high and low bid prices (adjusted to reflect the 1 for 3 reverse stock split) of the Company's common stock from December 1, 1998 through February 23, 2001 were as follows:

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------
1998   |  1st Quarter   |   2nd Quarter  |  3rd Quarter  |  4th Quarter
       |  -----------   |   -----------  |  -----------  |  -----------
       | High      Low  |  High      Low | High     Low  | High     Low
Common | ----      ---  |  ----      --- | ----     ---  | ----     ---
Stock  | 3 3/8   1 25/32| 2 17/32   1 1/8|1 11/16  25/32 |   1      1/2
-------|----------------|----------------|---------------|----------------
1999   |  1st Quarter   |   2nd Quarter  |  3rd Quarter  |  4th Quarter
       |  -----------   |   -----------  |  -----------  |  -----------
       | High      Low  |  High      Low | High     Low  | High     Low
Common | ----      ---  |  ----      --- | ----     ---  | ----     ---
Stock  | 1 1/2     1/2  | 2 3/16     7/8 | 2 1/4   1 1/32|4 3/16   1 1/2
-------|----------------|----------------|---------------|----------------
2000   |  1st Quarter   |   2nd Quarter  |  3rd Quarter  |  4th Quarter
       |  -----------   |   -----------  |  -----------  |  -----------
       | High      Low  |  High      Low | High     Low  | High     Low
Common | ----      ---  |  ----      --- | ----     ---  | ----     ---
Stock  |5 11/16  2 13/16|  4 7/8    2 1/2| 4 1/6  1 15/16| 4 5/8  2 21/32
-------|----------------|----------------|---------------|----------------
2001   |  1st Quarter   |
       |  -----------   |
       | High      Low  |
Common | ----      ---  |
Stock  |4 7/16    1 1/2 |
-------------------------

	The approximate number of record holders of the Company's common stock as of November 30, 2001 as determined from the Company's transfer agent's list of record holders was 353. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 5,000 beneficial holders.

	The Company has never declared a dividend on its common stock and does not plan to do so in the near future.

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

ITEM 6.  SELECTED FINANCIAL DATA

                  2000         1999         1998         1997         1996
                  ----         ----         ----         ----         ----
Operating data:
Net revenues  $29,734,589  $14,209,526  $12,112,879  $12,423,452  $12,717,692
Income (loss)
 from
 continuing
 operations     1,058,215      620,768      581,503     (931,870)     423,157
Income (loss)
 from and gain
 on sale of
 discontinued
 operations          -            -            -      (1,536,047)   1,243,411

Basic per share data:
Income (loss)
 from
 continuing
 operations          $.11         $.08         $.10        $(.22)        $.08

Discontinued
 Operations          -            -            -            (.29)         .26
              -----------  -----------  -----------  -----------  -----------
Net income
 (loss)              $.11         $.08         $.10        $(.51)        $.34
              ===========  ===========  ===========  ===========  ===========

Balance sheet data:
Total assets  $31,184,412  $27,811,971  $25,700,415  $25,787,101  $27,400,539
Long-term debt    678,303    1,989,031    2,640,075    3,856,956    4,718,793

(1) In November, 1996, the Company sold Landscape Maintenance Services, Inc., a landscape maintenance and construction company. In November, 1997, the Company closed its last two vocational schools. Prior year financial statements have been restated to reflect the discontinuation of the segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement
     --------------------
     When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the word "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (1) the Company's success in attracting new business and success of its mergers and acquisitions program; (2) the competition in the industry in which the Company competes; (3) the Company's ability to obtain financing on satisfactory terms; (4) the sensitivity of the Company's business to general economic conditions; and (5) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services
        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

      LIQUIDITY AND CAPITAL RESOURCES

     Working capital at November 30, 2000, was $1,820,000. This was an increase of $560,000 over the previous year. This increase is explained by the following reasons: Accounts receivable increased by $2,187,000, due primarily to an increase in revenues, while accounts payable increased only by $1,132,000. Most of these increases were the result of increased sales volume from USC/Canterbury, which was acquired in October, 1999. Also contributing to the increase was the acquisition of DataMosaic/Canterbury which occurred in August, 2000. Revenues attributable to this acquisition totaled $729,000 in fiscal 2000.

     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $620,000 is due and payable. Projected payments for fiscal 2001 total $1,240,000.

     The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Subsequent to November 30, 2000 the Company has paid a total of $340,000 to reduce the total bank debt from $1,859,620 to $1,519,620. The outstanding debt will accrue interest at prime plus 2.0% per annum.

     During 1999, the Company successfully completed a series of private placements with non-affiliates. From March, 1999 to October, 1999 a total of four private placements occurred. A total of 2,320,589 restricted common shares of stock were issued. The net proceeds totaled $1,471,222. The Company also issued a total of 397,059 shares of restricted common stock as finder fees associated with these placements. All private placements had registration rights. The Company used the proceeds to repay amounts under the term loan, for general corporate purposes and for working capital.

     Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 2001. There was no material commitment for capital expenditures as of November 30, 2000. Inflation was not a significant factor in the Company's financial statements.

     Cash flow from continuing operations for the year ended November 30, 2000 was $875,000. This represents an increase of $216,000 over the prior year. Fiscal 2000 was the sixth consecutive year of positive cash from continuing operations. During the year, the Company reduced its long term bank debt excluding capital leases by $915,000. For the past five years, this reduction in long term debt totals $7,567,000.

	The Company was also helped by an increase in its investment in e*machinery.net, inc., which added $1,294,000 to its equity (comprehensive income) during 2000.

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

     MARKET RISK

     The Company is subject to market risk principally arising from the potential change in the value of its investments.

     The Company's investments in equity securities at November 30, 2000 of $3,300,000 is subject to changes in value based on changes in equity prices in United States markets.

     RESULTS OF OPERATIONS

      Fiscal 2000 Compared to Fiscal 1999

      Revenues
      --------
     Revenues increased by $15,525,000 (109%) in fiscal 2000 over fiscal 1999. The majority ($15,222,000) of this increase is attributable to the revenues generated for a full fiscal year by USC/Canterbury, which was acquired in October, 1999. The revenues for the other existing subsidiaries remained fairly constant with technical services consulting revenues making up the difference in revenue increase for fiscal 2000 over the pervious year. The Company continues to develop alternative revenue streams such as on-line learning, technical staffing, technical services and web development. It is believed that these additional revenue streams will become more significant in Fiscal 2001 and beyond.

      Costs and Expenses
      ------------------
     Costs and expenses increased by $13,360,000 (158%) in fiscal 2000 over the previous year. Again, the most significant portion of this increase ($13,254,000) is attributable to costs associated with USC/Canterbury. While gross profit increased from $5,741,000 in fiscal 1999 to $7,906,000 (38%), gross profit percentage declined from 40% in fiscal 1999 to 27% in fiscal 2000. This was due to the change in product mix from year to year. Product revenue, as a percent of total revenue, increased from 18% in 1999 to 57% in fiscal 2000. Product revenue had an associated gross profit of 15%, while service revenue gross profit for fiscal 2000 was 43%. The full year contribution of USC/Canterbury, a value added reseller, again contributed to this shift.

     Selling expense increased by $569,000 (31%). The increase was a result of the increase in selling expense for a full year of USC/Canterbury activity ($570,000), as compared to only one and a half months in fiscal 1999.

     General and administrative expense increased by $841,000 (23%) in fiscal 2000 over fiscal 1999. $391,000 of the increase was due to the additional expense of USC/Canterbury for a full year. $155,000 related to the expense for DataMosaic/Canterbury and Canterbury Consulting Group, both of which were added to the business during the third quarter of fiscal 2000.

     Other income for fiscal 2000 increased by $327,000 over fiscal 1999. The net increase was primarily due to recognized other income of $461,000 related to the receipt of stock for assisting in raising capital for a related party offset by a $165,000 charge for loss on impairment of an investment held by the Company recorded during the fourth quarter of fiscal 2000.

      Fiscal 1999 Compared to Fiscal 1998

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

      Revenues
      --------
     Revenues increased by $2,086,000 (17%) in fiscal 1999 over fiscal 1998. The majority ($1,990,000) of this increase is attributable to the revenues generated by USC/Canterbury, which was acquired in October, 1999. The revenues for the other existing subsidiaries remained fairly constant. The Company continues to develop alternative revenue streams such as on-line learning, technical staffing, technical services and web development. It is believed that these additional revenue streams will become more significant in Fiscal 2000 and beyond.



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

     Selling expense decreased by $176,000 (9%). There was a planned reduction in marketing expense for CALC/Canterbury of $106,000. During the year the Company continued to downsize the catalog and the mailing list. More and more of the public registrations are coming through the CALC/Canterbury web site, which has allowed for the reduction in printing and postage expenses. The balance of the reduction is primarily due to reduced costs associated with sales personnel.

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

     The financial statements and supplementary data are as set forth in the Index on page 16.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.

                               PART III



ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

     The directors, executive officers and control persons of the Company as of November 30, 2000 were as follows:

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

Name                     Age  Position Held with Company(1)
----                     ---  -----------------------------
Stanton M. Pikus         60   President, Chief Executive Officer,
                              Chairman of the Board of Directors
Kevin J. McAndrew, CPA   42   Chief Operating Officer, Executive Vice
                              President, Chief Financial Officer,
                              Treasurer, Director
Jean Zwerlein Pikus      47   Vice President - Operations, Secretary,
                              Director
Alan Manin               63   Director
Stephen M. Vineberg      59   Director
Paul L. Shapiro          49   Director
Frank A. Cappiello       75   Director


(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

     STANTON M. PIKUS, President, Chief Executive Officer and Chairman of the Board of Directors, was a founder of Canterbury (1981). He graduated from The Wharton School of the University of Pennsylvania (B.S., Economics and Accounting) in 1962. Mr. Pikus is also a Director of e*machinery.net, inc., a public company traded on the OTC Bulletin Board. From 1968 until 1984 he had been President and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm that had completed more than twenty transactions. In addition, Mr. Pikus has been retained in the past by various small to medium-sized public companies in the capacity of an independent financial consultant.

     KEVIN J. McANDREW, CPA, Chief Operating Officer since December, 1993; Executive Vice President and Chief Financial Officer of Canterbury since June 21, 1987; Treasurer since January, 1988; and Director since 1990. Mr. McAndrew is also a Director, Secretary and Chief Financial Officer of e*machinery.net, inc., a public company traded on the OTC Bulletin Board.
He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 to 1983 he was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986 Mr. McAndrew was employed as a Controller for a New Jersey based division of Allied Signal, Inc.

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

     ALAN MANIN, Director and Founder of the Company (1981). He is a graduate of Temple University (B.S., 1960, M.Ed., 1966); a former teacher and department chairman in the Philadelphia School System (1960-1966); a former Vice President and Director of Education for Evelyn Wood Reading Dynamics (1966-1972); a former Director of Northeast Preparatory School (1973); President, Chief Operating Officer and founder of Health Careers Academy, a federally accredited (National Association of Trade and Technical Schools) vocational school (1974-1979) and a founder of the Company (1981). He is currently the
        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

President of Atlantis, a company which provides motivational training to employees of Fortune 1000 companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

      CASH COMPENSATION

     The Company had 99 full-time employees as of November 30, 2000. There were no cash directors' fees paid during this period.

                        Summary Compensation Table

                                 Other             Securities          All
                                Annual  Restricted Underlying         Other
Name &                          Compen-   Stock     Options/  LTIP    Compen-
Principal        Salary   Bonus sation   Awards       SAR    Payouts  sation
Position   Year   ($)      ($)    ($)      ($)        (#)     ($)      ($)
-----------------------------------------------------------------------------
Stanton M. 2000 $210,000  $ -    $ -      $ -        425,000   $ -     $ -
Pikus      1999 $195,000    -      -        -        140,000     -       -
President, 1998  202,500    -      -        -        150,000     -       -
Chief
Executive
Officer

Kevin J.   2000 $149,000  $ -    $ -      $ -        270,000   $ -     $ -
McAndrew   1999 $135,000    -      -        -        105,000     -       -
Chief      1998  127,788    -      -        -        110,000     -       -
Operating
Officer,
Chief
Financial
Officer

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

     During fiscal 1999, the President's employment agreement was extended two additional years, from 2001 to 2003, in exchange for the President waiving his right to any performance bonus in fiscal 1999. For the years ended November 30, 1998, November 1997 and November 30, 1996, the President also waived his right to receive any performance bonus earned and his employment agreement was extended one year on each occurrence. The terms of the agreement was for five years and provided for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. The President waived his right to any performance bonus for fiscal 2000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated.

     The Company also amended the employment agreement with its Executive Vice President and Chief Operating Officer during fiscal 1999 by extending the agreement two years, from 2001 to 2003, in exchange for the Executive Vice President waiving his right to any performance bonus in fiscal 1999. For the years ended November 30, 1998, November 1997 and November 30, 1996, the Executive Vice President also waived his right to receive any performance bonus earned and his employment agreement was extended one year on each occurrence. The term of the agreement was five years and provides for a base salary of $120,000 for fiscal 1997 and increases of $15,000 per year for the next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each year of the contract. The Executive Vice President waived his right to any performance bonus for fiscal 2000. In conjunction with this contract, the Executive Vice President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated.

      COMPENSATION PURSUANT TO PLAN AND OUTSIDE OF PLAN

     The following non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant) as of February 23, 2001.

                                                          Date     Exercise
Name of Individual  Capacity in Which Served  Options    Granted     Price
=============================================================================
Stanton M. Pikus    President, Chairman of     16,667    10/29/96    $3.09
                    the Board of Directors     33,334    01/13/97    $2.25
                                               50,000    05/18/98    $1.38
                                              100,000    12/04/98    $ .53
                                               40,000    08/27/99    $1.56
                                              100,000    11/04/99    $2.40
                                              100,000(1) 02/29/00(1) $4.06(1)
	                                         25,000	   08/02/00	   $3.00
                                               75,000(1) 11/28/00(1) $2.78(1)
                                               75,000(2) 11/28/00(2) $2.78(2)
                                               75,000(1) 01/09/01(1) $1.50(1)
                                               75,000(2) 01/09/01(2) $1.50(2)

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 1999


                                                         Date     Exercise
Name of Individual  Capacity in Which Served  Options   Granted    Price
============================================================================
Kevin J. McAndrew,  Chief Operating Officer,  16,667    10/29/96    $3.09
CPA                 Executive Vice President, 16,667    01/13/97    $2.25
                    Chief Financial Officer,   8,334    10/16/97    $3.56
                    Treasurer, Director       35,000    05/18/98    $1.38
                                              75,000    12/04/98    $ .53
                                              30,000    08/27/99    $1.56
                                              75,000    11/04/99    $2.40
                                              50,000(1) 02/29/00(1) $4.06(1)
	                                        20,000	  08/02/00	  $3.00
                                              50,000(1) 11/28/00(1) $2.78(1)
                                              50,000(2) 11/28/00(2) $2.78(2)
                                              50,000(1) 01/09/01(1) $1.50(1)
                                              50,000(2) 01/09/01(2) $1.50(2)
----------------------------------------------------------------------------
Jean Zwerlein Pikus Vice President-Operations, 8,334    10/29/96    $3.09
                    Secretary, Director        8,334    01/13/97    $2.25
                                               6,667    10/16/97    $3.56
                                              20,000    05/18/98    $1.38
                                              45,000    12/04/98    $ .53
                                              18,000    08/27/99    $1.56
                                              45,000    11/04/99    $2.40
                                              25,000(1) 02/29/00(1) $4.06(1)
	                                        15,000	  08/02/00	  $3.00
                                              25,000(1) 11/28/00(1) $2.78(1)
                                              25,000(2) 11/28/00(2) $2.78(2)
                                              25,000(1) 01/09/01(1) $1.50(1)
                                              25,000(2) 01/09/01(2) $1.50(2)
----------------------------------------------------------------------------
Alan Manin          Director                   3,334    10/29/96    $3.09
                                               3,334    01/13/97    $2.25
                                              10,000    05/18/98    $1.38
                                              17,500    12/04/98    $ .53
                                               7,000    08/27/99    $1.56
                                              17,500    11/04/99    $2.40
                                              10,000    01/11/00    $3.67
	                                         5,000	  08/02/00	  $3.00
                                              20,000(1) 11/28/00(1) $2.78(1)
                                              20,000(1) 01/09/01(1) $1.50(1)
----------------------------------------------------------------------------
Stephen Vineberg    Director                   3,334    10/29/96    $3.09
                                               8,334    01/13/97    $2.25
                                               2,500    10/16/97    $3.56
                                              10,000    05/18/98    $1.38
                                              17,500    12/04/98    $ .53
                                               7,000    08/27/99    $1.56
                                              17,500    11/04/99    $2.40
                                              10,000(1) 01/11/00(1) $3.67(1)
	                                         5,000	  08/02/00	  $3.00
                                              20,000(1) 11/28/00(1) $2.78(1)
                                              20,000(1) 01/09/01(1) $1.50(1)
----------------------------------------------------------------------------


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 1999

                                                         Date     Exercise
Name of Individual  Capacity in Which Served  Options   Granted    Price
============================================================================
Paul Shapiro        Director                   3,334    10/29/96    $3.09
                                               8,334    01/13/97    $2.25
                                               2,500    10/16/97    $3.56
                                              10,000    05/18/98    $1.38
                                              17,500    12/04/98    $ .53
                                               7,000    08/27/99    $1.56
                                              17,500    11/04/99    $2.40
                                              10,000(1) 01/11/00(1) $3.67(1)
	                                         5,000	  08/02/00	  $3.00
                                              20,000(1) 11/28/00(1) $2.78(1)
                                              20,000(1) 01/09/01(1) $1.50(1)
----------------------------------------------------------------------------
Frank A. Cappiello  Director                   3,334    10/29/96    $3.09
                                              33,334    01/13/97    $2.25
                                              20,000    05/18/98    $1.38
                                              35,000    12/04/98    $ .53
                                              14,000    08/27/99    $1.56
                                              35,000    11/04/99    $2.40
                                              35,000(1) 01/11/00(1) $3.67(1)
	                                        12,500	  08/02/00	  $3.00
                                              50,000(1) 11/28/00(1) $2.78(1)
                                              50,000(1) 01/09/01(1) $1.50(1)
----------------------------------------------------------------------------

(1) These options are not part of the 1995 Stock Option Plan and convert to restricted common stock. The individual has five years from the date of grant to exercise these options.
(2) These options are part of the 1995 Stock Option Plan; however they are incentive stock options. All other options issued as part of the 1995 Stock Option Plan are non-qualified stock options.

     Employee stock option holders have five years from the date of grant to exercise any or all of their options, and upon leaving the Company the option holders (but not consultants) must exercise within 30 days. These options exercise into restricted shares of Company common stock and absent registration, or any exemption from registration, must be held for the applicable Rule 144 holding period before the restriction can be removed.

      OTHER COMPENSATION

     No material other compensation.  However, see "Certain
Relationships and Related Transactions" for key-man life insurance arrangements.

      COMPENSATION OF DIRECTORS

     No additional compensation, other than Company stock options issued at 100% of market value to all Directors who are not otherwise salaried employees.


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) (B) The following table sets forth as of February 23, 2001 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

Class    Name of Beneficial Owner     Shares Owned      Percent of Class
------------------------------------------------------------------------
Common   Stanton M. Pikus(2)(3)          611,248             5.71%
Common   Kevin J. McAndrew(1)(3)         209,637             1.96%
Common   Alan Manin(1)(3)(4)             139,054             1.30%
Common   Jean Zwerlein Pikus(1)(2)(3)    136,473             1.27%
Common   Stephen M. Vineberg(1)(3)        33,629              .31%
Common   Paul L. Shapiro(1)(3)            25,667              .24%
Common   Frank A. Cappiello(1)(3)        136,667             1.28%
All Officers, Directors as a group     ---------            -----
 (7 in number)                         1,292,375            12.07%
____________________________
(1) All of said individuals have given a Voting Agreement and First Right of Refusal to Stanton M. Pikus, President and Board Chairman of the Company.
(2) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each other's shares.
(3) Does not include option grants as set forth in Item 11.
(4) 73,228 shares owned by Atlantis Family L.C. of which Mr. Manin is the sole beneficiary, are included in his total.


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
Jean Z. Pikus               $  500,000             Company


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

     The Company has secured key-person life insurance policies for Officers of its subsidiaries. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers       Amount of Policy        Beneficiary
------------------       ----------------        -----------
Alan McGaffin               $1,000,000       ATM/Canterbury Corp.
Glen Hukins                 $1,000,000       CALC/Canterbury Corp.
Patricia Bednarik           $1,000,000       USC/Canterbury Corp.


The Company is in the process of securing a key-person life insurance policy for the Presidents of MSI/Canterbury Corp., DataMosaic/Canterbury Corp and Canterbury Consulting Group, Inc.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

     The following are filed as a part of this Form 10-K on the pages indicated.

Consolidated Financial Statements                               Page No.
                                                                --------
Report of Independent Auditors------------------------------------F- 0
Consolidated Balance Sheets - November 30, 2000 and 1999----------F- 1 Consolidated Statements of Operations - Years ended
 November 30, 2000, 1999 and 1998---------------------------------F- 3
Consolidated Statements of Stockholders' Equity - Years ended
 November 30, 2000, 1999 and 1998---------------------------------F- 5
Consolidated Statements of Cash Flows - Years ended
 November 30, 2000, 1999 and 1998---------------------------------F- 6
Notes to Consolidated Financial Statements------------------------F- 8

Exhibits                                             Sequential Page No.
                                                     -------------------
3(a) Articles of Incorporation of Canterbury Press, Inc.             *
3(b) By-Laws of the Registrant                                       *
3(c) Certificate of Amendment to Articles of Incorporation
     changing the name to Canterbury Education Services, Inc.        *
3(d) Certificate of Amendment to Articles of Incorporation
     changing the name to Canterbury Corporate Services, Inc.       **
3(e) Certificate of Amendment to Articles of Incorporation
     changing the name to Canterbury Information Technology, Inc.  ***
21   Subsidiaries of Registrant                                     17
22   Annual Report and Proxy Statement for 1999 Annual
     Shareholders Meeting                                         ****
27   Financial Data Schedule                                        18

* Incorporated by reference from the like-numbered exhibit to Form S18 Registration Statement, SEC. File No. 33-6381 filed on July 18, 1986.
** Incorporated by reference from the like-numbered exhibit to Form S-3/A Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994.
*** Incorporated by reference from the Annual Report and Definitive Proxy--- Materials for the 1999 Annual Shareholders Meeting for fiscal year ended November 30, 1998 filed with the SEC on October 7, 2000.
****	 Incorporated by reference from the like-numbered exhibit to Form S-3
      Registration Statement, SEC. File No. 333-89979 file on October 29, 1999.
*****	Incorporated by reference from the like-numbered exhibit to Form S-3
      Registration Statement, SEC. File No. 333-89979 file on December 5, 2000.

     Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
     None.

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

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

                CANTERBURY INFORMATION TECHNOLOGY, INC.
                ---------------------------------------

Dated:  2/28/01     By /s/ Stanton M. Pikus
                    -----------------------
                    Stanton M. Pikus, President; Chief Executive Officer


Dated:  2/28/01     By /s/ Kevin J. McAndrew
                    ------------------------
                    Kevin J. McAndrew, Chief Operating Officer;
                    Executive Vice President; Chief Financial Officer;
                    Treasurer

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Information Technology, Inc. and in the capacities and on the dates indicated.


Dated:  2/28/01     By /s/ Stanton M. Pikus
                    -----------------------
                    Stanton M. Pikus, President; Director; Chairman of
                    the Board of Directors


Dated:  2/28/01     By /s/ Kevin J. McAndrew
                    ------------------------
                    Kevin J. McAndrew, Chief Operating Officer;
                    Executive Vice President; Chief Financial Officer;
                    Director


Dated:  2/28/01     By /s/ Jean Zwerlein Pikus
                    --------------------------
                    Jean Zwerlein Pikus, Vice President   Operations;
                    Secretary; Director


Dated:  2/28/01     By /s/ Alan Manin
                    -----------------
                    Alan Manin, Director


Dated:  2/28/01     By /s/ Stephen M. Vineberg
                    --------------------------
                    Stephen M. Vineberg, Director

        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000


Dated:  2/28/01     By /s/ Paul L. Shapiro
                    ----------------------
                    Paul L. Shapiro, Director


Dated:  2/28/01     By /s/ Frank A. Cappiello
                    -------------------------
                    Frank A. Cappiello, Director


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                      Report of Independent Auditors
                      ------------------------------


The Board of Directors and Stockholders
Canterbury Information Technology, Inc.


We have audited the accompanying consolidated balance sheets of Canterbury Information Technology, Inc. as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Information Technology, Inc. at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.







                                             Ernst & Young, LLP



Philadelphia, Pennsylvania
February 23, 2001








                                       F



        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                      CONSOLIDATED BALANCE SHEETS
                      November 30, 2000 and 1999


ASSETS
------
                                              2000          1999
                                              ----          ----
Current Assets:

Cash                                   $   885,479     $ 1,060,434
Accounts receivable, net                 4,864,456       2,676,889
Notes receivable - current portion         393,597         363,805
Prepaid expenses and other assets          652,319         751,876
Inventory, principally finished goods,
 at cost                                   202,032         198,764
Deferred income tax benefit                 91,412          99,448
                                       -----------     -----------
     Total Current Assets                7,089,295       5,151,216


Property and equipment at cost, net
  of accumulated depreciation of
  $5,886,000 and $5,148,000              1,989,650       2,383,829

Goodwill, net of accumulated
  amortization of $2,816,000 and
  $2,348,000                             9,330,435       8,885,170
Deferred income tax benefit              1,508,251       2,706,888
Notes receivable                         7,237,239       7,630,836
Investments                              3,315,878         204,405

Other assets                               713,664         849,628
                                       -----------     -----------

     Total Assets                      $31,184,412     $27,811,972
                                       ===========     ===========










                                Continued
                         See Accompanying Notes

                                   F-1


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 1999

                     CONSOLIDATED BALANCE SHEETS
                     November 30, 2000 and 1999
                              Continued



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                  2000           1999
                                                  ----           ----
Current Liabilities:
 Accounts payable - trade                  $ 2,277,446    $ 1,144,922
 Accrued expenses                              655,204        387,660
 Unearned revenue                              860,295      1,111,330
 Income taxes payable                          129,833           -


 Current portion, long-term debt             1,346,112      1,246,997
                                           -----------    -----------
     Total Current Liabilities               5,268,890      3,890,909

Long-term debt                                 678,303      1,989,031

Deferred income tax liability                3,157,118      3,059,219
                                           -----------    -----------
     Total Liabilities                       9,104,311      8,939,859


Commitments and contingencies


Stockholders' Equity:

 Common stock, $.001 par value,
  50,000,000 shares authorized;
  10,685,000 and 9,508,000 issued              10,685          9,508
 Additional paid-in capital                22,456,731     19,946,848
 Accumulated other comprehensive income       779,244       (472,215)
 Retained earnings                          1,242,883        184,668
 Notes receivable for capital stock        (2,002,142)      (388,696)
 Less treasury shares, at cost               (407,300)      (407,300)
                                          -----------    -----------
     Total Stockholders' Equity            22,080,101     18,872,813
                                          -----------    -----------

     Total Liabilities and Stockholders'
      Equity                              $31,184,412    $27,811,972
                                          ===========    ===========

                           See Accompanying Notes

                                    F-2


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                 CONSOLIDATED STATEMENTS OF OPERATIONS
             Years ended November 30, 2000, 1999 and 1998

                                   2000           1999           1998
                                   ----           ----           ----
Service revenue                $12,587,921    $11,665,394    $11,400,199
Product revenue                 17,146,668      2,544,132        722,680
                               -----------    -----------    -----------
 Total net revenue              29,734,589     14,209,526     12,122,879


Service costs and expenses       7,195,514      6,657,385      6,403,033
Product costs and expenses      14,633,006      1,810,926        292,243
                               -----------    -----------    -----------
 Total costs and expenses       21,828,520      8,468,311      6,695,276


Gross profit                     7,906,069      5,741,215      5,427,603


Selling                          2,377,340      1,808,601      1,984,836
General and administrative       4,486,552      3,645,673      3,798,612
                                ----------    -----------    -----------
Total operating expenses         6,863,892      5,454,274      5,783,448


Other income (expense)
 Interest income                   715,829        705,959        861,424
 Interest expense                 (346,457)      (390,453)      (394,925)
 Other                             345,014         18,321        470,849
                                ----------    -----------    -----------
Total other income (expense)       714,386        333,827        937,348

Income before provision
 for income taxes                1,756,563        620,768        581,503

Provision for income taxes         698,348           -              -
                               -----------    -----------    -----------
Net income                     $ 1,058,215    $   620,768    $   581,503
                               ===========    ===========    ===========















                                  Continued
                            See Accompanying Notes
                                     F-3


        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

               CONSOLIDATED STATEMENTS OF OPERATIONS
           Years ended November 30, 2000, 1999 and 1998
                            Continued

                                   2000           1999           1998
                                   ----           ----           ----


Net income per share and
 common share equivalents       $ 1,058,215     $  620,768      $  581,503

 Basic and diluted:

  Basic net income per share        $.11           $.08          $.10
                                    ====           ====          =====

  Diluted net income per share      $.10           $.08          $.10
                                    ====           ====          =====


Weighted average number of
 common shares - basic           10,027,700     8,008,800      6,035,500
                                 ==========     =========      =========
Weighted average number of
 common shares - diluted         11,028,500     8,276,800      6,035,500
                                 ==========     =========      =========












                           See Accompanying Notes

                                    F-4


                           Canterbury Information Technology, Inc. - 10-K 2000

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years Ended November 30, 2000, 1999 and 1998

                    Class D                                                       Accumulated     Notes        Total
                  Convertible  Common   Common  Additional  Retained                 Other      Receivable    Stock-
                   Preferred   Stock    Stock    Paid-in-   Earnings    Treasury  Comprehensive for Capital   holders'
                     Stock     Shares   Amount   Capital    (Deficit)     Stock      Income       Stock       Equity
Balance,          ----------- --------- ------ ----------- -----------  --------  ------------- ----------- -----------
November 30, 1997 $1,043,841 5,417,156 $5,417 $15,980,044  ($1,017,603)($407,300) $    -        ($342,325) $15,262,074

Net income                                                     581,503                                         581,503
Unrealized loss
 on available for sale securities                                                   (143,757)                 (143,757)
                                                                                                           -----------
Total comprehensive
 income                                                                                                        437,746
Preferred stock
 Conversion       (1,043,841)  613,912    614     588,000                                                         -
401(k) Company
 match                          35,201     35      62,271                                                       62,306
Additional issuance
 of common stock
 for acquisitions              354,624    355     494,980                                                      495,335
Notes receivable
 for capital stock                                                                                (28,193)     (28,193)
Balance,             ------  ---------  -----  ----------      -------   -------    -------       -------   ----------
 November 30, 1998      -    6,420,893  6,421  17,580,522     (436,100) (407,300)  (143,757)     (370,518)  16,229,268

Net income                                                     620,768                                         620,768
Unrealized gain
 on available for
 sale securities                                                                   (328,458)                  (328,458)
                                                                                                            ----------
Total comprehensive
 Income                                                                                                        292,310
401(k) Company
 match                          77,129     77      48,115                                                       48,192
Additional issuance
 of common stock
 for acquisitions              292,468    292     849,707                                                      849,999
Private Placements
 of common stock,
 net of expenses             2,717,648  2,718   1,468,504                                                    1,471,222
Notes receivable
 for capital stock                                                                                (18,178)     (18,178)
Balance,             ------  ---------  -----  ----------      -------   -------    -------       -------   ----------
 November 30, 1999     -     9,508,138  9,508  19,946,848      184,668  (407,300)   (472,215)    (388,696)  18,872,813

Net income                                                   1,058,215                                       1,058,215
Unrealized loss
 on available for
 sale securities                                                                   1,251,459                 1,251,459
                                                                                                            ----------
Total comprehensive
 Income                                                                                                      2,309,674
401(k) Company
 match                          16,149     16       59,482                                                      59,498
Additional issuance
 of common stock
 for acquisitions              411,420    411      899,151                                                     899,562
Issuance of common shares
 to employees, directors
 and consultants               800,000    800    1,551,200                                     (1,552,000)        -
Contributed common shares      (50,000)   (50)          50                                                        -
Notes receivable
 for capital stock                                                                                (61,446)     (61,446)
Balance,          --------  ---------- ------- -----------  ---------- ---------  ----------   ----------  -----------
 November 30, 2000     -    10,685,707 $10,685 $22,456,731  $1,242,883 $(407,300) $  779,244  ($2,002,142  $22,080,101
                  ========  ========== ======= ===========  ========== ========== ==========   ==========  ===========

                                                     See Accompanying Notes
                                                               F-5



        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years ended November 30, 2000, 1999 and 1998

                                           2000        1999         1998
                                           ----        ----         ----
Operating activities:
 Net income                           $1,058,215  $  620,768   $  581,503
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization        1,036,748   1,040,952    1,014,571
  Provision for losses on accounts
   receivable                             75,409      89,773      118,534
  Loss on writedown from notes
   receivable                               -           -          28,992
  Deferred income taxes                  588,000        -         (95,618)
  401(k) contributions issued in
   stock                                  59,498      48,192       62,306
  Receipt of stock for services       (1,108,250)   (240,000)    (378,000)
  Other assets                           140,642    (561,067)    (301,489)
  Changes in operating assets, net
   of acquisitions
    Accounts receivable               (2,053,971) (1,306,811)      72,440
    Inventory                             (3,268)       -            -
    Prepaid expenses and other
     assets                              152,965       5,945      (94,672)
    Income taxes                         129,833        -          63,217
    Accounts payable                   1,015,021     787,822     (110,755)
    Accrued expenses                      35,572      53,251     (680,563)
    Unearned revenue                    (251,035)    120,495      125,659
                                      ----------  ----------  -----------
 Net cash provided by operating
  activities of                          875,379     659,320      406,125
                                      ----------  ----------  -----------
Investing activities:
  Capital expenditures                  (110,969)   (431,809)    (213,740)
                                      ----------  ----------  -----------
 Net cash used in investing activities
  of continuing operations              (110,969)   (431,809)    (213,740)
                                      ----------  ----------  -----------
Financing activities:
   Principal payments on long term
    debt                              (1,253,170) (1,256,532)    (549,387)
   Proceeds from payments on notes
   Receivable                            363,805     330,961      348,340
   Proceeds from issuance of common
   stock, net                               -      1,471,220         -
   Deferred finance costs                (50,000)       -            -
                                      ----------  ----------  -----------
 Net cash provided by/(used in)
  financing activities from
  continuing operations                 (939,365)    545,649     (201,047)
                                      ----------  ----------  -----------
Net increase/(decrease) in cash         (174,955)    773,160       (8,662)
Cash, beginning of year               $1,060,434  $  287,274  $   295,936
Cash, end of year                     $  885,479  $1,060,434  $   287,274
                                      ==========  ==========  ===========
                    Continued, See Accompanying Notes

                                  F-6
        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years Ended November 30, 2000, 1999 and 1998
                             Continued

Supplemental schedule of noncash investing and financing activities:

     In August, 2000 the Company issued 221,420 shares of its common stock for the purchase of certain assets of DataMosaic International, Inc.

     In July, 2000 the Company issued 800,000 shares of restricted common stock to Officers, Directors and consultants of the Company for notes receivable.

     In March, 2000 the Company issued 20,000 shares of restricted common stock as an adjustment to the purchase price of certain assets of USC Communications, Inc. purchase.

     During March, 2000 the Company issued 16,149 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

     During 2000, the unrealized gain on investments increased by $1,251,000.

     During 2000, the Company received 660,000 shares of common stock from an affiliated third party valued at a market value of $1,257,750 for services provided.

     In October, 1999 the Company issued 292,468 shares of its common stock for the purchase of certain assets of U.S. Communications, Inc.

     During March, 1999 the Company issued 77,129 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement.

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

     The Company incurred capital lease obligations of $ 41,557 in 2000; $106,060 in 1999; and $198,455 in 1998 when the Company entered into leases for equipment.

     In December, 1997 the Company received 600,000 shares of common stock from an affiliated third party valued at an estimated market value of $378,000 as compensation for services rendered in the overview and start-up of their business.

     The taxes paid for fiscal 2000, 1999, and 1998 were as follows: $35,700, $38,900, and $32,400 respectively.

     Interest paid during fiscal 2000, 1999, and 1998  were as follows:
$346,457,  $390,453, and $394,925 respectively.
        CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years Ended November 30, 2000, 1999 and 1998
                             Continued

     CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 1999

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 1999

1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------

     Description of Business
     -----------------------
     Canterbury Information Technology, Inc. (hereinafter referred to as
"the Registrant" or "the Company") is engaged in the business of providing information technology products and services to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Maryland, Georgia and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products and services to help them achieve a competitive advantage and helping their employees to succeed. Our subsidiaries offer the following technology solutions:

* systems engineering and consulting      * technical and desktop applications
* IT contractors and permanent staffing     training
* management training programs            * records and asset management
* hardware sales and support                systems
* software development                    * distance learning portals
* web development                         * industry specific portals


     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

     Stock Based Compensation
     ------------------------
     The Company accounts for stock options under Accounting Principles Board (APB) Opinion No. 25- Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123-Accounting for Stock Based Compensation (see Note 11).

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

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000


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

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000




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

     Reclassifications
     -----------------
     Certain reclassifications have been made to prior years balances in order to conform to current presentations.



2.  Acquisitions
    ------------

     On August 1, 2000 the Company purchased all of the outstanding common stock of DataMosaic International, Inc. ("DataMosaic") for 221,420 restricted shares of Canterbury common stock valued at $862,000. DataMosaic, an Atlanta, Georgia company, is a management and systems consulting business which provides staffing augmentation solutions and consulting services to the information technology industry. The acquisition was recorded under the purchase method of accounting. The consolidated results of operations include DataMosaic since the date of acquisition. Proforma results of operations for 2000 and 1999 are deemed immaterial, and are not presented.

     After the acquisition DataMosaic changed its name to DataMosaic/ Canterbury Corp. The purchase price was preliminarily allocated as follows:
Cash - $114,000; receivables - $209,000; other assets - $23,000; liabilities - $349,000. The excess cost over the fair value of net assets acquired was approximately $865,000.


3.  Segment Reporting
    -----------------

     The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, software & development and technical staffing. Summarized financial information for each segment is as follows:

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000

                                   Value
                     Training      Added
                        and       Hardware     Technical    Software &
2000                Consulting    Reseller     Staffing     Development Corporate    Total
----                ----------    ----------    --------    --------    ---------    -----
Revenues            $11,635,568   $16,911,400   $  952,353  $235,268    $     -      $29,734,589
Income before
 taxes                1,589,818     1,078,438       53,291   (17,342)      (947,642)   1,756,563
Assets                9,391,462     4,336,849    1,280,657   393,073     15,572,371   31,184,412
Interest income            -             -            -         -           715,829      715,829
Interest expense         45,252        14,651         -         -           286,554      346,457
Depreciation and
 amortization           487,654        39,661       27,276    22,310        459,847    1,036,748

                                   Value
                     Training      Added
                        and       Hardware     Technical    Software &
1999                Consulting    Reseller     Staffing     Development Corporate    Total
----                ----------    ----------    --------    --------    ---------    -----
Revenues            $11,665,394   $2,058,870    $     -     $  485,262  $     -      $14,209,526
Income before
 taxes                1,404,468      317,843          -        104,339   (1,205,882)     620,768
Assets               10,703,017    1,754,118          -      1,047,171   14,307,666   27,811,972
Interest income            -            -             -           -         705,959      705,959
Interest expense         30,384         -             -           -         360,069      390,453
Depreciation and
 amortization           555,339       36,845          -         15,534      432,478    1,040,196


                                   Value
                     Training      Added
                        and       Hardware     Technical    Software &
1998                Consulting    Reseller     Staffing     Development Corporate    Total
----                ----------    ----------    --------    --------    ---------    -----
Revenues          $11,400,199   $  376,300   $      -     $346,380    $      -     $12,122,879
Income before
 taxes                957,095      112,872          -      103,897       (592,360)     581,503
Assets             11,263,003      171,734          -      977,985     12,917,175   25,329,897
Interest income         2,145         -             -         -           859,279      861,424
Interest expense     163,820          -             -         -           231,105      394,925
Depreciation and
 amortization        547,809        10,876          -       10,011        445,875    1,014,571



       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000

4.  Property and Equipment
    ----------------------

     Property and equipment, which is recorded at cost, consists of the following:
                                            2000            1999
                                            ----            ----
Land, buildings and improvements      $  725,910      $  725,910
Machinery and equipment                5,085,176       4,745,362
Furniture and fixtures                 1,413,289       1,412,581
Leased property under capital
 leases and leasehold improvements       651,089         648,046
                                      ----------       ---------
                                       7,875,464       7,531,899
Less: Accumulated depreciation        (5,885,814)     (5,148,070)
                                      ----------      ----------
Net property and equipment            $1,989,650      $2,383,829
                                      ==========      ==========

     Accumulated depreciation of leased property under capital leases totaled $244,000 in 2000. Depreciation expense for 2000, 1999, and 1998 was $565,000,
$603,000, and $ 591,000, respectively.



5.  Income Taxes
    ------------

     The provision/(benefit) for income taxes for the years ended
November 30, 2000, 1999 and 1998 is as follows:

                                   2000           1999          1998
                                   ----           ----          ----
Current:
   Federal                      $ 26,000       $   -          $   -
   State                          84,000           -            63,000
                                --------       --------       --------
                                 110,000           -            63,000

Deferred:
   Federal                       443,000        (59,000)       (63,000)
   State                         145,000         59,000           -
                                --------       --------       --------
   Total                        $698,000       $   -          $   -
                                ========       ========       ========

The reconciliation of the expected provision/(benefit) for the years ended November 30, 2000, 1999 and 1998 is as follows:

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000



                                   2000           1999          1998
                                   ----           ----          ----
Expected tax (benefit) at
 statutory rates                $597,000       $211,000       $197,000
Effect of state taxes, net       151,000         39,000         38,000
Permanent differences             10,000          2,000          6,000
Increase in valuation allowance     -              -              -
Utilization of net operating
 losses                          (60,000)      (252,000)      (241,000)
                                --------       --------     ----------
Total                          $ 698,000           -          $   -
                               =========       ========     ==========

     Significant components of the Company's tax liabilities and assets as of November 30, 2000 and 1999 are as follows:

                                                  November 30,
                                                  -----------
                                              2000            1999
                                              ----            ----
Deferred tax liabilities:
Gain recognized in financial statements
 deferred for income tax purposes         $1,686,000      $1,814,000
Tax depreciation in excess of book
 depreciation                                103,000         313,000
Tax amortization in excess of book
 amortization                                660,000         558,000
Unrealized gain                              609,000            -
Other                                         99,000         374,219
                                          ----------      ----------
Total deferred tax liabilities            $3,157,000      $3,059,219
                                          ==========      ==========

                                                  November 30,
                                                  -----------
                                              2000            1999
                                              ----            ----
Deferred tax assets:
Allowance for doubtful accounts           $   78,000          76,000
Expenses deductible for financial
 reporting purposes but deferred
 for tax reporting purposes                   13,000          24,000
Impairment loss on available for
 sale security                                67,000            -


Net operating loss carryover               1,442,000       2,706,336
                                          ----------      ----------
Total deferred tax assets                 $1,600,000      $2,806,336
                                          ==========      ==========

     At November 30, 2000, the Company had a tax loss carryforward for federal income tax reporting purposes of $3,093,000 and $3,922,000 for state income tax purposes. Net operating losses for federal tax purposes will begin to expire in 2010. Net operating losses for state tax purposes will expire at various dates through 2005.

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000


6.  Long-Term Debt
    --------------
                                                  November 30,
                                                  -----------
                                              2000            1999
                                              ----            ----
Long-term obligations consist of:
  Term loan                               $     -         $  200,436
  Revolving credit line                    1,859,620       2,774,620
  Capital lease obligations                  164,795         260,973
                                          ----------      ----------
                                           2,024,415       3,236,029
Less:  Current maturities                 (1,346,112)     (1,246,997)
                                          ----------      ----------
                                          $  678,303      $1,989,032
                                          ==========      ==========



     The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $619,620 is due and payable. Scheduled payments for fiscal 2001 total $1,240,000.

     The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

     Subsequent to November 30, 2000 the Company has paid a total of $340,000 to reduce the total bank debt from $1,859,620 to $1,519,620. The outstanding debt will accrue interest at prime plus 2.0% per annum.

     Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $1,240,000 in 2001, $619,620 in 2002, and $0 thereafter.

     The carrying value of the long-term debt approximates its fair value.

7.  Capital Leases
    --------------

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception.
                                  F-14


       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000


     Year ending November 30, 2001                       101,846
     Year ending November 30, 2002                        64,630
     Year ending November 30, 2003 and thereafter         20,825
                                                        --------
     Total minimum lease payments                        187,301
     Less amount representing interest                   (22,506)
                                                        --------
     Present value of long-term obligations under
      capital leases                                    $164,795
                                                        ========

8.  Leases
    ------

     The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at nine different locations. All of the leases have options to renew. Future minimum rental payments under the leases are $1,223,000 in 2001; $1,099,000 in 2002; $1,045,000 in 2003 and $1,014,000 in 2004; $1,002,000 in 2005;
$751,000 in 2006; $462,000 in 2007; $116,000 in 2008.  Rent expense for the years ended November 30, 2000, 1999 and 1998 was $1,276,000, $1,266,000,
and $1,051,000, respectively.

9.  Commitments and Contingencies
    -----------------------------

     During fiscal 1999, the President's employment agreement was extended two additional years, from 2001 to 2003, in exchange for the President waiving his right to any performance bonus in fiscal 1999. For the years ended November 30, 1998, November 30, 1997 and November 30, 1996, the President also waived his right to receive any performance bonus earned and his employment agreement was extended one year on each occurrence. The terms of the agreement was for five years and provided for a base salary of $195,000 which began on December 1, 1995 with annual salary increases of $25,000 in the second and third years and to remain at $245,000 for the last two years of the contract. Also included in the agreement are future incentives based on Company performance. There is a bonus opportunity of 5% on the first $500,000 of consolidated income before taxes and bonus and 3% above $500,000. The President waived his right to any performance bonus for fiscal 2000. In conjunction with this contract, the President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated.

     The Company also amended the employment agreement with its Executive
Vice President and Chief Operating Officer during fiscal 1999 by extending the agreement two years, from 2001 to 2003, in exchange for the Executive
Vice President waiving his right to any performance bonus in fiscal 1999.
For the years ended November 30, 1998, November 30, 1997 and November 30, 1996, the Executive Vice President also waived his right to receive any performance bonus earned and his employment agreement was extended one year on each occurrence. The term of the agreement was five years and provides for a base salary of $120,000 for fiscal 1997 and increases of $15,000 per year for the

                                    F-15

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000

next four years. Also included in the agreement are future incentives based on the Company's profitability. A bonus of $30,000 will be earned if the consolidated income before income taxes and bonus of the Company exceeds $1,000,000. The bonus opportunity applies to each year of the contract. The Executive Vice President waived his right to any performance bonus for fiscal 2000. In conjunction with this contract, the Executive Vice President agreed to a covenant not to compete with the Company during his employment and for a period of one year after his employment with the Company has terminated.

10.  Defined Contribution Plan
     -------------------------

     In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company matches 50% of the first 8% of employee salary deferrals. This match is made in restricted Company common stock based upon the value of the stock each December 31st. The employee match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. The value of the employee match expensed in 2000, 1999, and 1998 was: $59,498, $48,192, and $62,306, respectively.

11.  Stock Options and Awards
     ------------------------

     The Company has one stock option plan, the 1995 Non-Qualified Stock Option Plan, covering 1,583,334 shares of common stock ("1995 Plan"). As of November 30, 2000, the Company had issued 1,688,853 shares under the 1995 Plan. Subsequently, the Board approved an additional 500,000 shares for issuance. There are 394,481 shares remaining for issuance in connection with future stock options that may be granted. The Company has also issued 490,000 options that are not part of this plan, which are exercisable at November 30, 2000. Option granted are exercisable immediately and are issued at market price.

     A summary of Canterbury's stock option activity and related information for the years ended November 30 is as follows:





                                      F-16
       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000


                                          2000        1999        1998
                                          ----        ----        ----
Number of shares under stock options:
  Outstanding at beginning of year    1,488,721     710,866     539,538
  Granted                               748,250     927,650     188,266
  Exercised                                -           -           -

  Canceled                              (58,118)   (149,795)    (16,940)
  Outstanding and exercisable at
   end of year                        2,178,853   1,488,721     710,866

Weighted average exercise price:
  Granted                                 $3.20       $1.50      $ 1.42
  Exercised                               $ -        $  -         $ -

  Canceled                                $8.87       $9.13      $10.33
  Outstanding and exercisable at
   end of year                            $2.27       $2.04      $ 4.25

     Information with respect to stock options outstanding and exercisable at November 30, 2000, is as follows:

                   Options Outstanding and Exercisable

   Range of          Number       Weighted Average
   Exercise       Outstanding      Remaining Life      Weighted Average
    Price         at 11/30/00        in Years           Exercise Price
    -----         -----------        --------           --------------
$0.53 - $2.90      1,682,091           3.54                  $1.88
$3.00 - $5.63        496,762           3.29                  $3.58

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



                                   F-17

       CANTERBURY INFORMATION TECHNOLOGY, INC. - FORM 10-K 2000

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000



                                     2000          1999          1998
                                     ----          ----          ----
Estimated fair value of options
 Granted                          $1,094,385    $359,644      $59,433
                                   =========     =======       =======

Principal assumptions in applying
 the Black-Scholes valuation model:
    Expected life, in years            2.50         2.50          2.50
    Risk-free interest rate            5.80%        6.50%         4.50%
    Expected volatility                .693         .647          .476
    Expected dividend yield            0.00%        0.00%         0.00%

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

                                     2000          1999          1998
                                     ----          ----          ----
Pro forma net income from
 continuing operations             $401,584      $261,124      $522,070
Pro forma income per share
 from continuing operations basic
 and diluted                            .04           .03           .09

12.  Stockholders' Equity
     --------------------

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

13.  Related Party Transactions
     --------------------------

     During 2000, the Company performed consulting and web development services for the same publicly traded organization. The value of the services provided during the year totaled $1,108,250. These services were paid for with stock of the public company. As of November 30, 2000 the Company owned 1,013,617 shares of this organization. During the first quarter of fiscal 2001, the Company received an additional 233,962 shares in satisfaction of a $372,000 receivable at November 30, 2000.

     During 1999, the Company performed consulting and web development services for a start-up, non-public company in which certain officers are members of the Board of Directors and shareholders. The services billed during the year totaled $521,500. The receivable for these services is included in other assets on the accompanying balance sheet. In March, 2000 the company went public through a reverse merger. Settlement of this receivable was subsequently paid during fiscal 2000 with stock of the public company.

     During fiscal 1998, 600,000 shares were received for services rendered by Canterbury to this public company and $375,000 has been reflected in other income in the Statement of Operations representing the estimated fair value of the shares received. See also Note 16 - Securities Available for Sale.

     At November 30, 2000 and 1999, the total notes receivable plus accrued interest for corporate officers, corporate counsel and certain consultants totaled $2,002,000 and $389,000, respectively. The notes are collateralized by the common stock and are reported as a contra-equity account. Interest rates range from 6% to 7%.

14.  Advertising
     -----------

     The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $301,000, $347,000, and $511,000 for 2000, 1999, and 1998, respectively.

15.  Securities Available for Sale
     -----------------------------

     At November 30, 2000 and 1999, the Company held investment securities in public companies. For one of the public companies certain officers and directors of the Company have an ownership interest in the aggregate of approximately 18%. Management has estimated the fair value of this investment at November 30, 2000 and 1999 at $3,294,000 and $26,000,
respectively, and cost at November 30, 2000 of $1,745,000. Other equity securities have a fair value of $22,000 at November 30, 2000, and a cost basis of $75,000 after impairment writedown. Management has classified these investments as available for sale and are included in non-current other assets in the accompanying balance sheet. The Company did not sell any available for sale securities during 2000 or 1999.

16.  Unaudited Quarterly Financial Information
     -----------------------------------------
	                                   2000
                       First      Second      Third      Fourth      Total
                       -----      ------      -----      ------      -----
Revenues           $5,953,591  $6,009,134  $9,512,377  $8,259,487  $29,734,589
Gross profit        1,637,082   1,655,629   2,407,905  1,6127,904    7,906,069
Net income            156,601     371,247     426,100     104,267    1,058,215
Basic net income
 per share             0.02        0.04        0.04        0.01         0.11
Diluted net income
 per share             0.02        0.04        0.04        0.00         0.00

	                                   1999
                       First      Second      Third      Fourth      Total
                       -----      ------      -----      ------      -----
Revenues           $2,802,130  $3,518,806  $3,227,030  $4,661,560  $14,209,526
Gross profit        1,281,818   1,620,936   1,467,324   1,371,137    5,741,215
Net income             42,878     226,530     249,171     102,189      620,768
Basic net income
 per share             0.01        0.03        0.03        0.01         0.08
Diluted net income
 per share             0.01        0.03        0.03        0.01         0.08

          CANTERBURY INFORMATION TECHNOLOGY, INC. -- 10K 2000

                              EXHIBIT

                       LIST OF SUBSIDIARIES
             OF CANTERBURY INFORMATION TECHNOLOGY, INC.


Canterbury Career Schools, Inc. (inactive)
Canterbury Management Group, Inc.
Star Label Products, Inc. (shell)
MSI/Canterbury Corp.
CALC/Canterbury Corp.
Prosoft/Canterbury Corp. (inactive)
ATM/Canterbury Corp.
USC/Canterbury Corp.
DataMosaic/Canterbury Corp.
Canterbury Consulting Group, Inc.