Form 10-Q
period 2001-02-28
CANTERBURY INFORMATION TECHNOLOGY INC
filed 2001-04-20
CIK 794927

FORM 10-Q
                              ---------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

               Quarterly Report Under Section 13 OR 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
February 28, 2001                                                     0-15588



               CANTERBURY INFORMATION TECHNOLOGY, INC.
               ---------------------------------------
       (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2170505
-------------------------------                -----------------------
(State of Incorporation)                 (IRS Employer Identification Number)


                         1600 Medford Plaza
                       Rt. 70 & Hartford Road
                     Medford, New Jersey  08055
              (Address of principal executive office)

                  Telephone Number:  (609) 953-0044

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes                                      No
           ----                                     ----

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report: 10,726,366 shares.







FORM 10-Q

                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements


                  CANTERBURY INFORMATION TECHNOLOGY, INC.
                        CONSOLIDATED BALANCE SHEET


ASSETS
------                                        February 28,
                                                  2001           November 30,
                                               (Unaudited)           2000
                                              ------------       ------------

Current Assets:
        Cash and cash equivalents                $ 935,740         $  885,479
        Accounts receivable, net                 3,225,918          4,864,456
        Notes receivable - current portion         369,505            393,597
	Prepaid expenses and
          other assets                             655,058            652,319
	Inventory, principally finished goods,
          at cost                                  160,231            202,032
        Deferred income tax benefit                 91,412             91,412
                                                 ---------          ---------
                Total Current Assets             5,437,864          7,089,295


	Property and equipment
	  at cost, net of accumulated
	  depreciation and amortization
          of $6,018,000 and $5,886,000           1,876,029          1,989,650
	Goodwill net of accumulated
          amortization of $2,940,000 and
          $2,816,000                             9,206,383          9,330,435
        Deferred income tax benefit              1,381,251          1,508,251
        Notes receivable                         7,165,817          7,237,239
        Investments                              3,076,525          3,315,878
        Other assets                               786,630            713,664
                                               -----------        -----------
                Total Assets                   $28,930,499        $31,184,412
                                               ===========        ===========






                          See Accompanying Notes

FORM 10-Q

                  CANTERBURY INFORMATION TECHNOLOGY, INC.
                        CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                          February 28,
                                              2001           November 30,
                                           (Unaudited)           2000
                                          ------------       ------------
Current Liabilities:
        Accounts payable - trade           $   918,299       $  2,277,446
        Accrued expenses                       473,920            655,204
        Unearned revenue                       998,435            860,295
        Income taxes payable                    84,769            129,833
	Current portion, long-term
          debt                               1,579,207          1,346,112
                                           -----------       ------------
                Total Current Liabilities    4,054,630          5,268,890

        Long-term debt                          78,683            678,303

        Deferred income tax liability        2,834,439          3,157,118
                                           -----------        -----------
                Total Liabilities            6,967,752          9,104,311

Stockholder's Equity:
	Common stock, $.001 par value,
        50,000,000 shares authorized;
        10,685,000 issued                       10,685             10,685

        Additional paid in capital          22,456,731         22,456,731

	Accumulated other comprehensive
          income                               490,564            779,244

        Retained earnings                    1,414,209          1,242,883

        Notes receivable for capital stock  (2,002,142)        (2,002,142)

        Less treasury shares, at cost         (407,300)          (407,300)
                                           -----------        -----------
                Total Shareholders' Equity  21,962,747         22,080,101
                                           -----------        -----------
		Total Liabilities and
                  Shareholders' Equity     $28,930,499        $31,184,412
                                           ===========        ===========




                           See Accompanying Notes

FORM 10-Q

               CANTERBURY INFORMATION TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                                            Three-Months Ended
                                 February 28, 2001 and February 29, 2000
                                 ---------------------------------------
                                               (Unaudited)
                                        2001                    2000
                                        ----                    ----
Service revenue                         $2,757,856              $2,692,402
Product revenue	 			 3,139,446  		 3,261,189
                                        ----------              ----------
  Total net revenue	 		 5,897,302  		 5,953,591

Service costs and expenses		 1,506,907  		 1,604,731
Product costs and expenses		 2,442,531  		 2,711,778
                                        ----------              ----------
  Total costs and expenses		 3,949,438  		 4,316,509

Gross profit				 1,947,864  		 1,637,082

Selling					   651,342  		   548,867
General and administrative		 1,215,856  		   942,928
                                        ----------              ----------
Total operating expenses                 1,867,198               1,491,795
Other income/(expenses)
  Interest income                          176,616                 166,153
  Interest expense                         (51,815)                (74,980)
  Other                                     92,859                  16,141
                                        ----------              ----------
  Total other income			   217,660  		   107,314

Income before income taxes                 298,326                 252,601

Provision for income taxes                 127,000                  96,000
                                        ----------              ----------
Net income                              $  171,326              $  156,601
                                        ==========              ==========
Net income per share and
  common share equivalents:
    Basic net income per share          $      .02              $      .02
                                        ==========              ==========
    Diluted net income per share        $      .02              $      .02
                                        ==========              ==========
  Weighted average number of common
    shares - basic                      10,685,700               9,508,100
                                        ==========              ==========
  Weighted average number of common
    shares - diluted                    11,097,200              10,295,800
                                        ==========              ==========

                             See Accompanying Notes

FORM 10-Q
                 CANTERBURY INFORMATION TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                          February 28,      February 29,
                                                  2001              2000
                                          ------------      ------------
                                           (Unaudited)       (Unaudited)
Operating activities:
 Net income                                  $ 171,326         $ 156,601
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
        Depreciation and amortization          255,804          257,682
	Provision for losses on accounts
          receivable                            36,555           13,824
        Deferred income taxes                  127,000          100,094
        Receipt of stock for services         (372,000)            -
        Other assets                           (72,972)        (120,236)
	Changes in operating assets, net
        of acquisitions
           Accounts receivable               1,601,983         (235,483)
           Inventory                            41,801           63,460
	   Prepaid expenses and other
           assets                               (2,739)         (46,692)
           Income taxes                        (45,064)            -
           Accounts payable                 (1,359,147)         (13,643)
           Accrued expenses                   (181,284)         (13,467)
           Unearned revenue                    138,140           24,648
                                            ----------        ---------
 Net cash provided by operating
   activities                                  339,403          186,788
                                            ----------        ---------
Investing activities:
        Capital expenditures, net              (18,131)         (74,139)
                                            ----------        ---------
 Net cash used in investing activities         (18,131)         (74,139)
                                            ----------        ---------
Financing activities:
        Principal payments on long term
         debt                                 (366,525)       ( 237,746)
        Other                                     -             (50,001)
	Proceeds from payments on notes
         receivable                             95,514           24,377
                                            ----------        ---------
 Net cash used in financing activities        (271,011)        (263,370)
                                            ----------        ---------
Net increase/(decrease) in cash                 50,261         (150,721)
Cash, beginning of period                      885,479        1,060,434
                                            ----------        ---------
Cash, end of period                         $  935,740        $ 909,713
                                            ==========        =========

                           See Accompanying Notes

FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------
                                   (continued)

1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------

	Basis of Presentation
	---------------------
        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30, 2000. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

	Description of Business
      -----------------------
        Canterbury Information Technology, Inc. (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products and services to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Maryland, Georgia and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products and services to help them achieve a competitive advantage and helping their employees to succeed. Our subsidiaries offer the following technology solutions:

 * systems engineering and consulting    * web development
 * IT contractors and permanent          * technical and desktop applications
   staffing                                training
 * management training programs          * records and asset management systems
 * hardware sales and support            * distance learning portals
 * software development                  * industry specific portals


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

	Comprehensive Income
	--------------------
        During the three months ended February 28, 2001 and February 29, 2000, total comprehensive income/(loss) amounted to ($289,000) and ($98,000) respectively. Comprehensive income consists of net income and net unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.


2.  Segment Reporting
    -----------------

        The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Summarized financial information for the three months ended February 28, 2001 and February 29, 2000, for each segment, is as follows:





FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------
                                   (continued)

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development   Corporate       Total
----             ----------   --------   --------   -----------   ---------       -----
Revenues         $2,278,268  $3,076,403  $ 479,588  $  63,043     $  -         $ 5,897,302
Income before
 taxes              201,612     393,164    (51,043)     4,749       (250,156)      298,326
Assets            8,784,263   4,392,131  1,171,235    292,809     14,290,061    28,930,499
Interest income        -              4       -          -           176,612       176,616
Interest expense       -             33       -          -            51,782        51,815
Depreciation and
 amortization       111,103       9,402      5,682      5,852        123,765       255,804

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2000             Consulting   Reseller   Staffing   Development   Corporate       Total
----             ----------   --------   --------   -----------   ---------       -----
Revenues         $2,692,402  $2,891,712   $   -      $369,477      $   -        $ 5,953,591
Income before
 taxes              200,785     286,330       -        31,622        (266,136)      252,601
Assets            8,255,606   4,127,803       -       275,187      14,860,092    27,518,688
Interest income        -           -          -          -            166,153       166,153
Interest expense       -             19       -          -             74,961        74,980
Depreciation and
 amortization       134,684       8,152       -         4,500         110,346       257,682

3.  Property and Equipment
    ----------------------

	Property and equipment consists of the following:
                                       February 28,            November 30,
                                          2001                    2000
                                          ----                    ----
Land, buildings and improvements	$  725,910		$  725,910
Machinery and equipment			 5,103,307		 5,085,176
Furniture and fixtures			 1,413,289		 1,413,289
Leased property under capital leases
  and leasehold improvements	 	   651,089		   651,089
                                        ----------              ----------
                                         7,893,595               7,875,464
Less: Accumulated depreciation          (6,017,566)             (5,885,814)
                                        ----------              ----------
Net property and equipment		$1,876,029		$1,989,650
                                        ==========              ==========

FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------
                                   (continued)

Depreciation expense for the period ended February 28, 2001 and February 29, 2000 was $132,000 and $144,000, respectively.

4.  Long-Term Debt
    --------------

                                          February 28,            November 30,
                                              2001                    2000
                                              ----                    ----
	Long-term obligations consist of:
                Revolving credit line        $1,519,620            $1,859,620
        Capital lease obligations               138,270               164,795
                                             ----------            ----------
                                              1,657,890             2,024,415
        Less:  Current maturities            (1,579,207)           (1,346,112)
                                             ----------            ----------
                                             $   78,683            $  678,303
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

        Subsequent to February 28, 2001 the Company has paid a total of $636,205 to reduce the total bank debt from $1,519,620 to $883,415. The outstanding debt will accrue interest at prime plus 2.0% per annum.

        Aggregate maturities on long-term debt, exclusive of obligations under capital leases, are approximately $1,336,206 in 2001, $183,414 in 2002, and $0 thereafter.

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
     Year ending November 30, 2001                                 $ 71,363
     Year ending November 30, 2002                                   64,630
     Year ending November 30, 2003 and thereafter                    20,825
                                                                   --------
     Total minimum lease payments                                   156,818
     Less amount representing interest                              (18,548)
                                                                   --------
     Present value of long-term obligations under capital leases   $138,270
                                                                   ========

6.  Securities Available for Sale
    -----------------------------

        At February 28, 2001 and November 30, 2000, the Company held investment securities in public companies. For one of these companies, Canterbury has an ownership interest in the aggregate of approximately 18%. Management has estimated the fair value of this investment at February 28, 2001 and November 30, 2000 at $3,044,000 and $3,294,000, respectively, and cost at February 28, 2001 of $2,117,000. Other equity securities have a fair value of $32,000 at February 28, 2001 and $22,000 at November 30, 2000, and a cost basis of $75,000 after impairment writedown. Management has classified these investments as available for sale and are included in investments in the accompanying balance sheet. The Company did not sell any available for sale securities during 2001 or 2000.

7.  Related Party Transactions
    --------------------------

        During the first quarter the Company provided various consulting, web development, corporate finance and administrative services for a publicly traded organization. The value of the services performed totaled $421,240. The services were paid for with stock of the public company. During the second quarter the Company received 187,722 shares in full satisfaction of the $421,240 receivable at February 28, 2001.

	During 2000, the Company performed consulting and web development services for the same publicly traded organization. The value of the services provided during fiscal 2000 totaled $1,108,250. These services were paid for with stock of the public company. As of November 30, 2000 the Company owned 1,013,617 shares of this organization. During the first quarter of fiscal 2001, the Company received an additional 233,962 shares in satisfaction of a $372,000 receivable at November 30, 2000.

	At February 28, 2001 and November 30, 2000, the total notes receivable plus accrued interest for corporate officers, corporate counsel and certain consultants totaled $2,002,000. The notes are collateralized by the common


FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------
                                   (continued)

stock and are reported as a contra-equity account. Interest rates range from 6% to 7%.


Item 2.  Management's Discussion of Financial Condition and Results of
         -------------------------------------------------------------
         Operations
         ----------

Liquidity and Capital Resources
-------------------------------

        Working capital at February 28, 2001 was $1,355,000. This was a decrease of $465,000 over November 30, 2000. This decrease is explained by the following reasons: the current portion of long term debt increased by $233,000 due to the fact that the final balloon payment of $183,414 is within 12 months of the current balance sheet date. Receivables also decreased by over $1,600,000, while trade payables were reduced by only $1,359,000.

	The Company's outstanding amounts owed under the term loan and credit line with Chase Bank were refinanced in December, 1999. Under the new agreement, the Company paid off the remaining term debt of $200,436 and agreed to term out the $2,774,620 credit line. Monthly payments began in March of 2000, and continue until December of 2001 when the final balloon payment of $183,414 is due and payable. Projected payments for fiscal 2001 total $1,676,206.

        The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include: limits on capital expenditures, certain prepayments from excess cash flow as defined and the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

        Subsequent to February 28, 2001 the Company has paid a total of $636,205 to reduce the total bank debt from $1,519,620 to $883,415. The outstanding debt will accrue interest at prime plus 2.0% per annum.

	Management believes that positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for fiscal 2001. There was no material commitment for capital expenditures as of February 28, 2001. Inflation was not a significant factor in the Company's financial statements.

        Cash flow from continuing operations for the quarter ended February 28, 2001 was $339,000. This represents an increase of $152,000 over the same period from the prior year. Strong collection of accounts receivable were the main reason for the good cash flow performance in the first quarter.


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

	The Company's investments in equity securities at February 28, 2001 of $3,077,000 is subject to changes in value based on changes in equity prices in United States markets.

Results of Operations
---------------------

	Revenues
	--------
	Revenues for the three months ended February 28, 2001 decreased by $56,000 (1%) over the comparable three-month period in fiscal 2000, due primarily to a slight reduction in product sales at USC/Canterbury Corp.

	Costs and Expenses
	------------------
	Costs and expenses for the three months ended February 28, 2001 decreased by $367,000 (8%). This was due primarily to higher margins on products sold in fiscal 2001 versus fiscal 2000.

	Overall gross margins percentages for the quarter ended February 28, 2001 increased from 27% to 33% due to the increase in product margins for the quarter. Favorable product mix, as well as maturing account relationships accounted for the increase.

        Selling expenses for the three months ended February 28, 2001 increased by $103,000 (19%), over the same period in fiscal 2000. The increase was due primarily to the selling costs associated with DMI/Canterbury Corp. and Canterbury Consulting Group, Inc. These subsidiaries were not in existence in the first quarter of fiscal 2000.

	Other Income
	------------
	General and administrative expense for the first three months of fiscal 2001 increased by $273,000 (29%). $120,000 of the increase was associated again with the inclusion of DMI/Canterbury Corp. and Canterbury Consulting Group, Inc. in fiscal 2001. The balance of the increase related to higher personnel related costs.

	Other income for the three months ended February 28, 2001 increased by $77,000 due to the receipt of stock for assisting in raising capital for a related party during the first quarter.


FORM 10-Q
                      CANTERBURY INFORMATION TECHNOLOGY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                ------------------------------------------------------
                                   (continued)


                            PART II - OTHER INFORMATION
                            ---------------------------

Item 1   Legal Proceedings
------
	On January 8, 2001, the Registrant filed a complaint against Allied Consultants, Inc. and its three principals in the United States District Court, District of New Jersey Civil Action No. 01 CV-0070 for damages allegedly caused by these defendants in a failed acquisition negotiation based on over $85,000 spent on due diligence expenses expended on reliance of defendants' promise to abide by certain terms and conditions, which they failed to honor. The defendants have filed an Answer. The litigation is in its early stages, and therefore no opinion can be expressed as to the probability of success.

Item 2   Changes in Securities
------
	None

Item 3   Defaults Upon Senior Securities
------
	None

Item 4   Submission of Matters to a Vote of Stock Holders
------
	As a subsequent event, on April 6, 2001 the Executive Management, Board of Directors and Shareholders voted to amend the Certificate of Incorporation to change the name of the Company from Canterbury Information Technology, Inc. to Canterbury Consulting Group, Inc. This name change will become effective April 30, 2001.

Item 5   Other Information
------
	None

Item 6   Exhibits and Reports on Form 8-K
------
	(a)  Exhibits:  None
	(b)  Reports on Form 8-K:
		As a subsequent event, on April 18, 2001 the Company filed an 8-K notifying that the Shareholders approved the Board of Directors decision to amend the Certificate of Incorporation to change the Company's name from Canterbury Information Technology, Inc. to Canterbury Consulting Group, Inc. The Amendment to the Certificate of Incorporation was filed on April 18, 2001 and will be implemented on April 30, 2001.

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


                         CANTERBURY INFORMATION TECHNOLOGY, INC.
                         (Registrant)


                         By/s/ Stanton M. Pikus
                         --------------------------------------------
                         Stanton M. Pikus
                         President
                         (Chief Executive Officer and duly authorized signer)


                         By/s/ Kevin J. McAndrew
                         --------------------------------------------
                         Kevin J. McAndrew, C.P.A.
                         Chief Operating Officer, Executive Vice President (Chief Financial Officer and duly authorized signer)








April 20, 2001