Form 10-Q
period 2001-05-31
CANTERBURY CONSULTING GROUP INC
filed 2001-07-23
CIK 794927

FORM 10-Q
                              ---------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

               Quarterly Report Under Section 13 OR 15(d)
               Of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
May 31, 2001                                                          0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
          FORMERLY CANTERBURY INFORMATION TECHNOLOGY, INC.
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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report:
12,430,671 shares.










FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

ASSETS
------
								   May 31,
								    2001       	November 30,
								(Unaudited)	          2000
                                                -----------       ------------
Current Assets:
  Cash and cash equivalents				$ 1,773,085		$   885,479
  Accounts receivable, net 				  4,016,263		  4,864,456
  Notes receivable - current portion		    423,084		    393,597
  Prepaid expenses and
	other assets		 		 	    163,914		    652,319
  Inventory, principally finished goods,
      at cost				 		    205,540		    202,032
  Deferred income tax benefit	    	 	   	     91,412	           91,412
                                             	 ---------- 	 ----------
	Total Current Assets		 	 	  6,673,298		  7,089,295


Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $6,131,000 and $5,886,000		 	  1,046,943		 1,989,650
Goodwill net of accumulated amortization
   of $3,564,000 and $2,816,000 			  8,582,331	 	  9,330,435
Deferred income tax benefit				  2,109,786		  1,508,251
Notes receivable						  7,214,936		  7,237,239
Investments, at market					  6,214,853		  3,315,878
Other assets			       		    246,671	          713,664
								-----------		-----------
	Total Assets					$32,088,818		$31,184,412
								===========		===========








                               See Accompanying Notes

							2



FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
			  					     May 31,
									2001    	November 30,
								  (Unaudited)        2000
								  -----------	------------
Current Liabilities:
  Accounts payable - trade				  $ 2,139,859	$ 2,277,446
  Accrued expenses					      964,878  	    655,204
  Unearned revenue					      910,662  	    860,295
  Income taxes payable					         -	  	    129,833
  Current portion, long-term debt		   	      343,027  	  1,346,112
								  -----------	-----------
	Total Current Liabilities			    4,358,426  	  5,268,890

  Long-term debt						    1,278,411  	    678,303

  Deferred income tax liability	  		    4,252,992  	  3,157,118
								  -----------	-----------
		Total Liabilities				    9,889,829  	  9,104,311

Stockholder's Equity:
  Common stock, $.001 par value, 50,000,000
	shares authorized;12,454,000
	and 10,685,000 shares issued 			       12,454 	     10,685

  Additional paid in capital				   24,607,550  	 22,456,731

  Accumulated other comprehensive income 		    2,114,106  	    779,244

  Retained earnings 	   				       18,706  	  1,242,883

  Notes receivable for capital stock		   (4,146,527)	 (2,002,142)

  Less treasury shares, at cost	     		     (407,300)	   (407,300)
								  -----------	-----------
	Total Shareholders' Equity	    		   22,198,989  	 22,080,101
								  -----------	-----------
	Total Liabilities and Shareholders' Equity  $32,088,818  	$31,184,412
								  ===========	===========






                               See Accompanying Notes

							3


FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

					  Three months ended	  Six months ended
 	     					  May 31,        	       May 31,
					  ------------------	  ----------------
 	  				     (Unaudited)	   	     (Unaudited)
                      		   2001 	   2000 	    2001  	    2000
					   ----	   ----	    ----	    ----
Service revenue			$2,884,128	$3,001,272	$ 5,641,984	$ 5,693,674
Product revenue	 		 3,548,576	 3,007,862	  6,688,022	  6,269,051
					----------	----------	-----------	-----------
  Total net revenue		 6,432,704	 6,009,134	 12,330,006	 11,962,725

Service cost and expenses	 1,729,545	 1,752,941	  3,236,452	  3,357,672
Product cost and expenses	 3,085,470	 2,600,564	  5,528,001	  5,312,342
					----------	----------	-----------	-----------
  Total cost and expenses	 4,815,015	 4,353,505	  8,764,453	  8,670,014

Gross profit			 1,617,689	 1,655,629	  3,565,553	  3,292,711

Selling				   698,427	   482,948	  1,349,769	  1,031,815
General and	administrative     2,537,660	 1,109,678	  3,753,516	  2,052,606
					----------	----------	-----------	-----------
Total operating expenses	 3,236,087	 1,592,626	  5,103,285	  3,084,421
Other income/(expenses)
  Interest income			   216,389	   165,115	    393,005	    331,268
  Interest expense		   (41,013)	   (87,294)	    (92,828)   (162,274)
  Other	     			  (412,481)    472,423	   (319,622)    488,564
					----------	----------	-----------	-----------
  Total other income 	   	  (237,105)	   550,244	    (19,445)    657,558

Income (loss) before income
  taxes 				(1,855,503)	   613,247	 (1,557,177)    865,848
Provision (benefit) for income
  Taxes			  	  (460,000)	   242,000	   (333,000)    338,000
					----------	----------	-----------	-----------
Net income (loss)	    	     $(1,395,503)  $ 371,247  $(1,224,177)  $ 527,848
					==========	==========	===========	===========
Net income (loss) per share and
  common share equivalents:
   Basic net income (loss) per
 	share				  $   (.12)	   $   .04	  $    (.11)    $   .06
					  ========	   =======	  =========	    =======	   Diluted net income (loss)
	per share			  $   (.12)	   $   .04	  $    (.11)    $   .05
					  ========	   =======	  =========	    ======= Weighted average number of
	common shares - basic	 11,518,600	 9,655,500	 11,109,000	  9,582,200
  					 ==========	 =========	 ==========	  =========
  Weighted average number of
	common shares - diluted	 11,803,500	10,418,200	 11,393,800	 10,356,000
					 ==========	==========	 ==========	 ==========

                               See Accompanying Notes
							4
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000


			  					     May 31,    	  May 31,
									2001    	   2001
								  -----------	-----------
								  (Unaudited)     (Unaudited)
Operating activities:
  Net income (loss)					$(1,224,177)	$  527,848
  Adjustments to reconcile net income, (loss) to
  net cash provided by operating activities:
    Depreciation and amortization			  1,001,816		   528,745
    Provision for losses on accounts receivable	    291,153		    47,674
    Deferred income taxes				   (351,535)	   344,517
    Loss on sale of land				    317,204		      -
    Receipt of stock for services			   (793,240)	      -
    401(k) contributions				     83,362 	    59,498
    Other assets						    466,456         (595,705)
    Changes in operating assets, net of acquisitions
	Accounts receivable				    557,040		  (738,910)
	Inventory						     (3,508)	  (183,784)
	Prepaid expenses and other assets		    288,406		    41,543
	Income taxes					   (129,833)	      -
	Accounts payable					   (137,587)	   672,768
	Accrued expenses					    310,052		   124,678
	Unearned revenue					     50,367		  (163,655)
								-----------		----------
    Net cash provided by operating activities	    725,976	         665,217
								-----------		----------
Investing activities:
    Proceeds form sale of land			    399,734		      -
    Capital expenditures				    (27,943)	  (135,147)
								-----------		----------
  Net cash provided by/(used in) investing
 	activities						    371,791		  (135,147)
								-----------		----------
Financing activities:
    Principal payments on long term debt		 (1,902,977)        (580,407)
    Other								 -		   (50,001)
    Proceeds from long term debt			  1,500,000		    38,300
    Proceeds from payments on notes receivable	    192,816		   172,201
								-----------		----------
  Net cash used in financing activities		   (210,161)	  (419,907)
								-----------		----------
Net increase in cash					    887,606		   110,163
Cash, beginning of period				    885,479		 1,060,434
								-----------		----------
Cash, end of period					 $1,773,085	  	$1,170,597
								===========		==========

                               See Accompanying Notes

							5
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------

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

	Description of Business
	-----------------------
	Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products and services to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Maryland, Georgia and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products and services to help them achieve a competitive advantage and helping their employees to succeed. Our subsidiaries offer the following technology solutions:
* systems engineering and consulting  * web development
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

	Stock Based Compensation
	------------------------
	The Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25- Accounting for Stock Issued to Employees. The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123-Accounting for Stock Based Compensation.
							6
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

	Use of Estimates
	----------------
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The ultimate outcome and actual results could differ from the estimates and assumptions used.

	Revenue Recognition
	-------------------
	The Company records revenue at the time services are performed or the product is delivered and accepted by the customer.

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

	The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may require adjustment generally based upon expectations of discounted cash flows and operating income.

	Inventories
	-----------
	Inventories are stated at the lower of cost or market utilizing a first-in, first-out method of determining cost.


							7
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

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

	Comprehensive Income
	--------------------
	During the three months ended May 31, 2001 and May 31, 2000, net comprehensive income/(loss) amounted to $1,624,000 and ($526,000) respectively. For the six months ended May 31, 2001 and May 31, 2000, net comprehensive income (loss) amounted to $1,335,000 and ($618,000) respectively.
Comprehensive income consists of net income and net unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.


2.  Segment Reporting
    -----------------

	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Summarized financial information for the three months and six months ended May 31, 2001 and May 31, 2000, for each segment, is as follows:








							8
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)
For the six months ended May 31,

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development   Corporate       Total
----             ----------   --------   --------   -----------   ---------       -----
Revenues	  $4,812,088  $6,560,599  $829,896   $127,423      $     -	    $12,330,006
Income before
  taxes		      94,875	  576,029  (176,759)     7,212      (2,058,534)   (1,557,177)
Interest income	 -	     - 		-	    -	         393,005       393,005
Interest expense     11,175	       33	-	    -	          81,620        92,828
Depreciation and
  amortization	     221,485	    6,962    11,492	  12,886	  748,991     1,001,816

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2000             Consulting   Reseller   Staffing   Development   Corporate       Total
----             ----------   --------   --------   -----------   ---------       -----
Revenues	  $5,693,674  $6,154,486  $   -	$114,565      $    -	    $11,962,725
Income before
  taxes		     546,458	  427,685	-	   2,354	(110,649)      865,848
Interest income	 -	     - 		-	    -	         331,268	331,268
Interest expense	 -	       37      -	    -		 162,237	162,274
Depreciation and
  amortization	     272,631	   20,732	-	  10,733	 224,649	528,745

For the three months ended May 31,

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development   Corporate       Total
----             ----------   --------   --------   -----------   ---------       -----
Revenues	  $2,533,820  $3,484,196  $350,308   $ 64,380      $	    -	    $6,432,704
Income before
  taxes 	    (106,737)    182,865  (125,715)     2,463      (1,808,379)  (1,855,503)
Interest income	 -	     - 		-	    -	         216,389      216,389
Interest expense     11,175	     -		-	    -		  29,838       41,013
Depreciation and
  amortization      110,382	    2,440     5,810      7,034	 620,346      746,012

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2000             Consulting   Reseller   Staffing   Development   Corporate       Total
----             ----------   --------   --------   -----------   ---------       -----
Revenues	  $2,684,272  $3,262,774      -      $62,088	      $    - 	    $6,009,134
Income before
  taxes 	     345,673     141,355      -      (29,268)	155,487		613,247
Interest income	 -	     - 		-	   -		165,115		165,115
Interest expense 	 -	       18	-	   -		 87,276		 87,294
Depreciation and
  amortization	     137,947	   12,580	-	  6,233	 	118,803  	275,563

							9
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

3.  Property and Equipment
    ----------------------
	Property and equipment consists of the following:
							  May 31,	     November 30,
							   2001		   2000
							----------	     -----------
Land, buildings and improvements		$     -    		$  725,910
Machinery and equipment				 5,099,727		 5,085,176
Furniture and fixtures				 1,416,235		 1,413,289
Leased property under capital leases
  and leasehold improvements 			   661,535		   651,089
							----------		----------
							 7,177,497		 7,875,464
Less: Accumulated depreciation 		(6,130,554)		(5,885,814)
							----------		----------
Net property and equipment			$1,046,943		$1,989,650
							==========		==========

Depreciation expense for the period ended May 31, 2001 and May 31, 2000 was $120,000 and $159,000, respectively.

4.  Long-Term Debt
    --------------
							  May 31,	     November 30,
							   2001		   2000
							----------	     -----------
	Long-term obligations consist of:
		Term debt				$1,500,000  	$        -
		Revolving credit line			-        	$1,859,620
	Capital lease obligations		   121,438  	   164,795
							----------		----------
							 1,621,438  	 2,024,415
	Less:  Current maturities	        (343,027)		(1,346,112)
							----------		----------
                              	  	$1,278,411  	$  678,303
							==========		==========

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May, 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, out of the proceeds of a $1,500,000 five-year term loan from Commerce.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit collateralized by trade accounts receivable and inventory. As of May 31, 2001 and through the date of this filing, there have been no borrowings against the line. Both loans carry an interest rate of the prime rate plus 1%.
							10
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

	The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $150,000 in 2001; $300,000 in 2002; $300,000 in 2003; $300,000 in 2004 and $450,000 thereafter.

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
	Year ending November 30, 2001				$ 51,770
	Year ending November 30, 2002				  64,630
	Year ending November 30, 2003 and thereafter	  20,825
									--------
	Total minimum lease payments				 137,225
	Less amount representing interest			 (15,787)
									--------
	Present value of long-term obligations under
	  capital leases						$121,438
									========

6.  Securities Available for Sale
    -----------------------------
	At May 31, 2001 and November 30, 2000, the Company held investment securities in two public companies. For one of these companies Canterbury has an ownership interest in the aggregate of approximately 18%. The market value of this investment at May 31, 2001 and November 30, 2000 at $6,214,800 and $3,294,000, respectively, and cost at May 31, 2001 of $2,538,000. Another security has a fair market value of $0 at May 31, 2001 and $22,000 at November 30, 2000, and a cost basis at May 31, 2001 of $0 after impairment writedown. Management has classified these investments as available for sale and are included in investments in the accompanying balance sheet. The Company did not sell any available for sale securities during 2001 or 2000.

7.  Related Party Transactions
    --------------------------
	Pursuant to the April 10, 2001 Board of Directors Meeting, the Registrant sold 575,000 restricted shares of Canterbury common stock to the following Officers and Directors as an incentive to continue and increase their efforts on behalf of the Company:


							11
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

	Stanton M. Pikus 		200,000 	Alan Manin			25,000
	Kevin J. McAndrew		150,000 	Paul Shapiro		25,000
	Jean Z. Pikus 		100,000 	Stephen Vineberg		25,000
	Frank A. Cappiello	 50,000

	These shares of restricted common stock were purchased at the National Market Nasdaq closing price at the time of purchase with interest bearing, recourse notes to the Company. The notes carry an interest rate of 4.0% and are due and payable on or before April, 2006. The notes and accrued interest are collateralized by the shares being issued. Interest will be accrued and paid quarterly. Each recipient also has granted the Company a 15-day right of first refusal, in any sale of these shares.

	Pursuant to the May 16, 2001 Board of Directors Meeting, the Registrant sold 750,000 restricted shares of Canterbury common stock to the following Officers and Directors for various services:

	Stanton M. Pikus 		250,000 	  Alan Manin		40,000
	Kevin J. McAndrew		150,000 	  Paul Shapiro		50,000
	Jean Z. Pikus 		 75,000 	  Stephen Vineberg	50,000
	Frank A. Cappiello 	135,000

	These shares of restricted common stock were purchased at the National Market Nasdaq closing price at the time of purchase with interest bearing, recourse notes to the Company. The notes carry an interest rate of 4.0% and are due and payable on or before May, 2006. The notes and accrued interest are collateralized by the shares being issued. Interest will be accrued and paid quarterly. Each recipient also has granted the Company a 15-day right of first refusal, in any sale of these shares. The principal and interest for both sales may be paid in cash or the transfer of stock valued at 100% of the then current market price of any publicly traded company. There is no prepayment penalty on either principal or interest payments.

	During the first quarter the Company provided various consulting, web development, corporate finance and administrative services for a publicly traded organization. The value of the services performed totaled $421,240.
The services were paid for with stock of the public company. During the second quarter the Company received 187,722 shares in full satisfaction of the $421,240 receivable.

	At May 31, 2001 the total notes receivable plus accrued interest for corporate officers, directors, corporate counsel and certain consultants totaled $4,146,500. The recourse notes are collateralized by the common stock and are reported as a contra-equity account. Interest rates range from 4.0% to 7.0%.

	During the quarter, certain officers and directors of the Company purchased a 33% ownership interest in a limited liability corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,890,960 at May 31, 2001.
							12
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)


Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Liquidity and Capital Resources
-------------------------------
	Working capital at May 31, 2001 was $2,315,000, an increase of $495,000 over November 30, 2000. This increase was primarily the result of the bank refinancing completed during May, 2001. The Company was able to replace Chase Manhattan as its primary lender, and establish new and expanded credit facilities with Commerce Bank, N.A. As of the date of the refinancing, approximately $883,000 was paid to Chase, in full satisfaction of the Company's outstanding obligations, out of the proceeds of a $1,500,000 five-year term loan from Commerce.

	The improved terms of the new loan greatly enhanced the current ratio of the Company, reducing current maturities of long term debt by over $1,000,000 from the year end, and over $1,200,000 from February 28, 2001.

	As part of the refinancing, the Company also secured a $2,500,000 two-year working capital line of credit collateralized by trade accounts receivable and inventory. As of July 15, 2001 there have been no borrowing against the line.

	The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

	Management believes that positive cash flow contributions from the Company's operating subsidiaries and the availability from the line of credit will be sufficient to cover cash flow requirements for fiscal 2001. There was no material commitment for capital expenditures as of May 31, 2001. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from continuing operations for the six months ended May 31, 2001 was $726,000. This represents an increase of $61,000 over the same period from the prior year. Strong collection of accounts receivable was the main reason for the improved cash flow performance.

	 MARKET RISK

	The Company is subject to market risk principally arising from the potential change in the value of its investments.

	The Company's investments in equity securities at May 31, 2001 of $6,215,000 is subject to changes in value based on changes in equity prices in United States markets.

							13


FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)
Results of Operations
---------------------
	Revenues
 	--------
	Revenues for the three months ended May 31, 2001 increased by $424,000 (7%) over the comparable three-month period in fiscal 2000, due primarily to an increase in product sales at USC/Canterbury Corp. For the six months ended May 31, 2001, revenues increased by $367,000 (3%) due again primarily to higher product sales from USC/Canterbury.

	Costs and Expenses
	------------------
	Costs and expenses for the three months ended May 31, 2001 increased by $462,000 (11%). This was due primarily to higher sales volume on products sold in fiscal 2001 versus fiscal 2000. The $94,000 (1%) increase for the six months ended May 31, 2001 was also due to the USC/Canterbury operations.

	Overall gross margins percentages for the quarter ended May 31, 2001 decreased from 28% to 25% due to the increase in product sales versus service revenues for the period. Overall gross margins percentages for the six months ended May 31, 2001 increased from 28% to 29% due to the increase in overall product margins for the six month period.

	Selling expenses for the six months ended May 31, 2001 increased by $318,000 (31%), over the same period in fiscal 2000. The increase was due primarily to the significant selling costs associated with DMI/Canterbury Corp. This subsidiary was not acquired until August, 2000 and hence was not included in the results of operations for the period ended May 31, 2000.

	General and administrative expense for the quarter increased by $1,428,000 (129%). There were a number of non-recurring charges made during the second quarter of fiscal 2001. $500,000 of the goodwill associated with the purchase of DMI/Canterbury last year was written off. This was done in response to the softening of the technical recruiting market caused by the recent downturn in
dot-coms and other technology-based companies.  	The reserve for potential
losses on accounts receivables was increased by $255,000, again in light of the weakened economy, especially in the technology sector. No direct charges against this reserve have yet been made. Unamortized debt issuance cost of $72,000 from the previous Chase debt was charged to expense. Other non-recurring accruals and write-offs totaling approximately $300,000 were also recorded during the second quarter. The six month increase in general and administrative expense of $1,701,000 (83%) can also be attributed primarily to the aforementioned non-recurring charges.

	The inclusion of expenses related to DMI/Canterbury for the three and six months ended May 31, 2001 also contributed to the increase in expenses. DMI/Canterbury was not acquired until the third quarter of fiscal 2000, and hence no expenses associated with this subsidiary were included in the previous years first or second quarters.
							14
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

Other Income
------------
	Interest income increased by $51,000 (31%) and $62,000 (19%) for the three- and six-month periods ended May 31, 2001, respectively, versus the same periods from fiscal 2000 due to the interest generated from the notes receivable for capital stock purchases made over the past year.

	Interest expense decreased for both the three- and six-month periods ended May 31, 2001 as compared to the previous year due to the significant reduction in outstanding bank debt over the past year. The three-month decrease of $46,000 (53%) and the six-month reduction of $69,000 (43%) are directly attributed to the aggressive paydown of bank debt to Chase Manhattan Bank. The total reduction from May 31, 2000 to May 31, 2001 totaled $1,632,000. The remaining Chase debt of $883,000 was paid off as part of the refinancing with Commerce Bank, which occurred in May, 2001.

	Other expense of $412,000 for the three months ended May 31, 2001 was the result of a loss generated by the sale of the Bedminster property of $317,000. The Company sold the property, net of expenses for $400,000. The carrying value of the property had been $725,000. The other significant component contributing to the net expense of $412,000 was a $75,000 impairment writedown of a security available for sale. The carry value of the security is now $0.

	Net income for the three months ended May 31, 2001 decreased by $1,767,000 due primarily to the aforementioned noncash, nonrecurring charges which occurred during the quarter. For the six months ended May 31, 2001, net income decreased $1,752,000 for the same reason.

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

Item 2     Changes in Securities
------
		None

Item 3     Defaults Upon Senior Securities
------
		None
							15
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)


Item 4     Submission of Matters to a Vote of Stock Holders
------
		On April 6, 2001 the Executive Management, Board of Directors and Shareholders voted to amend the Certificate of Incorporation to change the name of the Company from Canterbury Information Technology, Inc. to Canterbury Consulting Group, Inc. This name change became effective on April 30, 2001.

Item 5     Other Information
------
None

Item 6     Exhibits and Reports on Form 8-K
------	(a)  Exhibits:  None
		(b)  Reports on Form 8-K:
		On April 18, 2001 the Company filed an 8-K notifying that the Shareholders approved the Board of Directors decision to amend the Certificate of Incorporation to change the Company's name from Canterbury Information Technology, Inc. to Canterbury Consulting Group, Inc. The Amendment to the Certificate of Incorporation was filed on April 18, 2001 and was implemented on April 30, 2001.

		On June 11, 2001 the Company filed an 8-K notifying that the Board of Directors resolved that Kevin J. McAndrew, Canterbury's former Executive
Vice President, has been appointed President and Chief Executive Officer and will continue as Chief Financial Officer. Stanton M. Pikus, Canterbury's former President and Chief Executive Officer, would remain an employee of Canterbury on a full-time basis and would continue on with his duties as Chairman of the Board.




















							16
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.



					    SIGNATURES
					    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CANTERBURY CONSULTING GROUP, INC.
                                ---------------------------------
                                (Registrant)


                                By:/s/ Kevin J. McAndrew
                                ---------------------------------
                                Kevin J. McAndrew
					  President and Chief Executive Officer
					  (Chief Financial Officer and duly
					  authorized signer)



July 23, 2001

























							17