Form 10-Q
period 2001-08-31
CANTERBURY CONSULTING GROUP INC
filed 2001-10-15
CIK 794927

FORM 10-Q
                              ---------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

               Quarterly Report Under Section 13 OR 15(d)
               Of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
August 31, 2001                                                       0-15588



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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report
12,430,671 shares.










FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

ASSETS
------
								 August 31,
								    2001       	November 30,
								(Unaudited)	          2000
                                                -----------       ------------
Current Assets:
  Cash and cash equivalents				$ 2,042,025		$   885,479
  Accounts receivable, net 				  3,591,446		  4,864,456
  Notes receivable - current portion		    419,789		    393,597
  Prepaid expenses and
	other assets		 		 	    188,963		    652,319
  Inventory, principally finished goods,
      at cost				 		    372,121		    202,032
  Deferred income tax benefit	    	 	   	     91,412	           91,412
                                             	 ---------- 	 ----------
	Total Current Assets		 	 	  6,705,756		  7,089,295


Property and equipment
   at cost, net of accumulated
   depreciation and amortization
   of $3,276,000 and $5,886,000		 	    962,780		 1,989,650
Goodwill net of accumulated amortization
   of $3,688,000 and $2,816,000 			  8,458,279	 	  9,330,435
Deferred income tax benefit				  2,109,785		  1,508,251
Notes receivable						  7,113,905		  7,237,239
Investments, at market					  2,727,072		  3,315,878
Other assets			       		    257,499	          713,664
								-----------		-----------
	Total Assets					$28,335,166		$31,184,412
								===========		===========








                               See Accompanying Notes

							2



FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
			  					   August 31,
									2001    	November 30,
								  (Unaudited)        2000
								  -----------	------------
Current Liabilities:
  Accounts payable - trade				  $ 1,716,073	$ 2,277,446
  Accrued expenses					      631,399  	    655,204
  Unearned revenue					      843,973  	    860,295
  Income taxes payable					         -	  	    129,833
  Current portion, long-term debt		   	      297,934  	  1,346,112
								  -----------	-----------
	Total Current Liabilities			    3,489,379  	  5,268,890

  Long-term debt						    1,228,411  	    678,303

  Deferred income tax liability	  		    3,024,961  	  3,157,118
								  -----------	-----------
		Total Liabilities				    7,742,751  	  9,104,311

Stockholder's Equity:
  Common stock, $.001 par value, 50,000,000
	shares authorized;12,431,000
	and 10,685,000 shares issued 			       12,431 	     10,685

  Additional paid in capital				   24,607,548  	 22,456,731

  Accumulated other comprehensive income 		      111,325  	    779,244

  Retained earnings 	   				      474,921  	  1,242,883

  Notes receivable for capital stock		   (4,206,533)	 (2,002,142)

  Less treasury shares, at cost	     		     (407,277)	   (407,300)
								  -----------	-----------
	Total Shareholders' Equity	    		   20,592,415  	 22,080,101
								  -----------	-----------
	Total Liabilities and Shareholders' Equity  $28,335,166  	$31,184,412
								  ===========	===========






                               See Accompanying Notes

							3


FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

					  Three months ended	  Six months ended
 	     					 August 31,             August 31,
					  ------------------	  ----------------
 	  				     (Unaudited)	   	     (Unaudited)
                      		   2001 	   2000 	    2001  	    2000
					   ----	   ----	    ----	    ----
Service revenue			$2,712,356	$3,375,756	$ 8,354,340	$ 9,069,430
Product revenue	 		 5,374,279   6,136,621	 12,062,301	 12,405,672
					----------	----------	-----------	-----------
  Total net revenue		 8,086,635	 9,512,377	 20,416,641	 21,475,102

Service cost and expenses	 1,552,583	 1,876,288	  4,789,035	  5,233,960
Product cost and expenses	 4,363,403	 5,228,184	  9,891,404	 10,540,526
					----------	----------	-----------	-----------
  Total cost and expenses	 5,915,986	 7,104,472	 14,680,439	 15,774,486

Gross profit			 2,170,649	 2,407,905	  5,736,202	  5,700,616

Selling				   654,972	   641,890	  2,004,741	  1,673,705
General and	administrative       933,019	 1,202,810	  4,686,535	  3,255,416
					----------	----------	-----------	-----------
Total operating expenses	 1,587,991	 1,844,700	  6,691,276	  4,929,121
Other income/(expenses)
  Interest income			   225,113	   194,941	    618,118	    526,209
  Interest expense		   (35,356)	   (69,363)	   (128,184)   (231,637)
  Other	     			   (14,200)	     9,317	   (333,822)    497,881
					----------	----------	-----------	-----------
  Total other income 	   	   175,557	   134,895	    156,112	    792,453

Income (loss) before income
  taxes 				   758,215	   698,100	   (798,962)  1,563,948
Provision (benefit) for income
  Taxes			  	   302,000	   272,000	    (31,000)    610,000
					----------	----------	-----------	-----------
Net income (loss)	    	      $  456,215	$  426,100	$  (767,962)$   953,948
					==========	==========	===========	===========
Net income (loss) per share and
  common share equivalents:
   Basic net income (loss) per
 	share				  $   .04	   $   .04	  $    (.07)    $   .10
					  ========	   =======	  =========	    =======	   Diluted net income (loss)
	per share			  $   .04	   $   .04	  $    (.07)    $   .09
					  ========	   =======	  =========	    ======= Weighted average number of
	common shares - basic	 12,439,500	10,345,400	 11,529,700	  9,840,000
  					 ==========	==========	 ==========	 ==========
  Weighted average number of
	common shares - diluted	 12,706,700	11,320,800	 11,796,900	 10,800,700
					 ==========	==========	 ==========	 ==========

                               See Accompanying Notes
							4
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000


			  					   August 31,    	 August 31,
									2001    	   2001
								  -----------	-----------
								  (Unaudited)     (Unaudited)
Operating activities:
  Net income (loss)					$  (767,962)	$  953,948
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization			  1,223,907		   766,867
    Provision for losses on accounts receivable	    177,103		    47,674
    Deferred income taxes				    (31,000)	   616,517
    Loss on sale of land and vehicles		    324,455		      -
    Receipt of stock for services			   (793,240)	      -
    401(k) contributions				     83,362 	    59,498
    Other assets						    111,217         (785,160)
    Changes in operating assets, net of acquisitions
	Accounts receivable				  1,095,907		(2,322,529)
	Inventory						   (170,089)	  (432,469)
	Prepaid expenses and other assets		    463,356		    86,140
	Income taxes					   (129,833)	      -
	Accounts payable					   (561,373)	 1,801,881
	Accrued expenses					    (23,805)	  (107,716)
	Unearned revenue					    (16,322)	  (197,413)
								-----------		----------
    Net cash provided by operating activities	    985,683		   487,238
								-----------		----------
Investing activities:
    Proceeds form sale of land			    399,734		      -
    Capital expenditures				    (27,943)	   (96,453)
								-----------		----------
  Net cash provided by/(used in) investing
 	activities						    371,791		   (96,453)
								-----------		----------
Financing activities:
    Principal payments on long term debt		 (1,998,070)	  (942,374)
    Other								 -		   (50,001)
    Proceeds from long term debt			  1,500,000		    38,300
    Proceeds from payments on notes receivable	    297,142		   270,152
								-----------		----------
  Net cash used in financing activities		   (200,928)	  (683,923)
								-----------		----------
Net increase in cash					  1,156,546		  (293,138)
Cash, beginning of period				    885,479		 1,060,434
								-----------		----------
Cash, end of period					 $2,042,025	  	$  767,296
								===========		==========

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

	Description of Business
	-----------------------
	Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products and services to both commercial and government clients. Canterbury is comprised of five operating subsidiaries with offices located in New Jersey, New York, Maryland, Georgia and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products and services to help them achieve a competitive advantage and helping their employees to succeed. Our subsidiaries offer the following technology solutions:
* systems engineering and consulting  * web development
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

	Revenue Recognition
	-------------------
	Staff Accounting Bulletin #101 (SAB 101) was recently issued by the SEC. SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled.
The Company had followed these principles of revenue recognition prior to the implementation of SAB 101. Therefore, SAB 101 has had no impact on revenue reporting. Product revenue represents sales of computer hardware and software. In general, the Company is involved in determining the nature, type, and specifications of the products ordered by the customer. The Company also provides training, consulting and technical staffing to customers under separate consulting and service contracts. Revenues from these consulting and service contracts are recognized as services are rendered over the contract or service period.

	Statement of Cash Flows
	-----------------------
	For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

	Valuation of Long Lived Assets
	------------------------------
	The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

	Comprehensive Income
	--------------------
	During the three months ended August 31, 2001 and August 31, 2000, net comprehensive loss amounted to ($1,547,000) and ($98,000) respectively. For
                                      8
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

the nine months ended August 31, 2001 and August 31, 2000, net comprehensive loss amounted to ($1,436,000) and ($716,000) respectively. Comprehensive income consists of net income and net unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.

 	Recent Accounting Pronouncements
 	--------------------------------
	The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for fiscal years beginning after March 15, 2001. However, certain provisions of SFAS 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements are as follows:

 	1) All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

 	2) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

 	3) Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective with the adoption of SFAS 142, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

 	4) Effective with the adoption of SFAS 142, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

 	5) All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

	As of this date, the Company has not determined whether an early adoption of SFAS 142 will be effected at December 1, 2001 or whether the general effective date of December 1, 2002 will be used. Goodwill is currently being amortized at approximately $ 480,000 annually. The Company is currently evaluating the provisions of SFAS 142 and has not yet determined

                                  9
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

the effect that the adoption of this standard will have on its financial statements.


2.  Segment Reporting
    -----------------
	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Summarized financial information for the three months and nine months ended August 31, 2001 and August 31, 2000, for each segment, is as follows:

For the nine months ended August 31,

                                 Value
                  Training       Added
                     and        Hardware     Technical   Software
2001             Consulting     Reseller     Staffing   Development  Corporate       Total
----             ----------     --------     --------   -----------  ---------       -----
Revenues	  $7,030,789   $11,959,717   $1,210,366   $215,769   $     -       $20,416,641
Income before
  taxes		     356,005     1,223,520     (202,092)    12,189   (2,188,584)      (798,962)
Interest income	 -	       - 	     -	    	 -         618,118        618,118
Interest expense     15,820         2,538         -          -         109,826        128,184
Depreciation and
  amortization	     288,447        32,693       16,889     14,011      871,867      1,223,907


                                 Value
                  Training       Added
                     and        Hardware     Technical   Software
2000             Consulting     Reseller     Staffing   Development  Corporate       Total
----             ----------     --------     --------   -----------  ---------       -----
Revenues	  $9,061,087   $12,110,847   $     -      $303,168   $     -       $21,475,102
Income before
  taxes		     999,746       984,071         -         9,165     (429,034)     1,563,948
Interest income        -             -            -          -         526,209        526,209
Interest expense       -               37         -          -         231,600        231,637
Depreciation and
  amortization	     376,049        29,252         -        14,920      346,646        766,867

For the three months ended August 31,

                                 Value
                  Training       Added
                     and        Hardware     Technical   Software
2001             Consulting     Reseller     Staffing   Development  Corporate       Total
----             ----------     --------     --------   -----------  ---------       -----
Revenues         $2,218,701   $ 5,399,118   $  380,470   $ 88,346   $     -        $ 8,086,635
Income before
  taxes 	     261,130       647,491      (25,333)     4,977     (130,050)        758,215
Interest income        -             -            -          -         225,113         225,113
Interest expense      4,645         2,505         -          -          28,206          35,356
Depreciation and
  amortization       66,962        25,731        5,397      1,125      122,876         222,091

                                   10
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

                                 Value
                  Training       Added
                     and        Hardware     Technical   Software
2000             Consulting     Reseller     Staffing   Development  Corporate       Total
----             ----------     --------     --------   -----------  ---------       -----
Revenues	  $3,367,413   $ 5,956,361         -      $188,603   $     -       $ 9,512,377
Income before
  taxes 	     453,288       556,386         -         6,811     (318,385)       698,100
Interest income        -             -            -          -         194,941        194,941
Interest expense       -             -            -          -          69,363         69,363
Depreciation and
  amortization	     103,418         8,520         -         4,187      121,997        238,122

3.  Property and Equipment
    ----------------------
	Property and equipment consists of the following:
							August 31,	     November 30,
							   2001		   2000
							----------	     -----------
Land, buildings and improvements		$     -    		$  725,910
Machinery and equipment				 3,384,590		 5,085,176
Furniture and fixtures				   567,502		 1,413,289
Leased property under capital leases
  and leasehold improvements 			   286,983		   651,089
							----------		----------
							 4,239,075		 7,875,464
Less: Accumulated depreciation 		(3,276,205)		(5,885,814)
							----------		----------
Net property and equipment			$  962,870		$1,989,650
							==========		==========

Depreciation expense for the three months ended August 31, 2001 and August 31, 2000 was $105,000 and $123,000, respectively.

4.  Long-Term Debt
    --------------
							August 31,	     November 30,
							   2001		   2000
							----------	     -----------
	Long-term obligations consist of:
		Term debt				$     -      	$     -
		Revolving credit line		 1,425,000  	$1,859,620
	Capital lease obligations		   101,345  	   164,795
							----------		----------
							 1,526,345  	 2,024,415
	Less:  Current maturities	        (297,934)		(1,346,112)
							----------		----------
                              	  	$1,228,411  	$  678,303
							==========		==========

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

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit collateralized by trade accounts receivable and inventory. Through the date of this filing, $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. Both loans carry an interest rate of the prime rate plus 1%.

	The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $75,000 in 2001; $300,000 in 2002; $300,000 in 2003; 300,000 in 2004; and $450,000 thereafter.

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

	Year ending November 30, 2001				$ 29,065
	Year ending November 30, 2002				  64,630
	Year ending November 30, 2003 and thereafter	  20,825
									--------
	Total minimum lease payments				 114,520
	Less amount representing interest			 (13,175)
									--------
	Present value of long-term obligations under
	  capital leases						$101,345
									========

6.  Securities Available for Sale
    -----------------------------
	At August 31, 2001 and November 30, 2000, the Company held investment securities in two public companies. For one of these companies Canterbury has an ownership interest in the aggregate of approximately 18%. The market value

                                  12
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

of this investment at August 31, 2001 and November 30, 2000 was $2,727,000 and $3,294,000, respectively, and cost at August 31, 2001 of $2,538,000. Another security has a fair market value of $0 at August 31, 2001 and $22,000 at November 30, 2000, and a cost basis at August 31, 2001 of $0 after impairment writedown. Management has classified these investments as available for sale and are included in investments in the accompanying balance sheet. The Company did not sell any available for sale securities during 2001 or 2000.

7.  Related Party Transactions
    --------------------------
	At August 31, 2001 the total notes receivable plus accrued interest for corporate officers, directors, corporate counsel and certain consultants totaled $4,206,000. The recourse notes are collateralized by the common stock and are reported as a contra-equity account. Interest rates range from 4.0% to 7.0%.

	During the second quarter, certain officers and directors of the Company purchased a 33% ownership interest in a limited liability corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,833,228 at August 31, 2001.

8.  Subsequent Event
    ----------------
	On September 28, 2001, the Company completed the acquisition of User Technology Services, Inc. ("Usertech") with an effective date of September 1, 2001. The purchase of 100% of the outstanding shares of Usertech common stock was accounted for using the purchase method of accounting. The Company paid $2,350,000 in cash; $1,200,000 in notes payable over three years, plus the assumption of $851,000 in liabilities.

	Usertech provides e-learning support, Enterprise Resource Planning
(ERP) and Customer Retaionship Management (CRM) planning, implementation and training, as well as post implementation support, for clients who have installed Peoplesoft, SAP and Oracle software. Proprietary software packages are also supported through a national network of skilled consultants.


Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
	Working capital at August 31, 2001 was $3,216,000, an increase of $1,396,000 over November 30, 2000. This increase was primarily the result of the bank refinancing completed during May, 2001. The Company was able to replace Chase Manhattan as its primary lender, and establish new and expanded credit facilities with Commerce Bank, N.A. As of the date of the refinancing, approximately $883,000 was paid to Chase, in full satisfaction

                                 13
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

of the Company's outstanding obligations, out of the proceeds of a $1,500,000 five-year term loan from Commerce.

	The improved terms of the new loan greatly enhanced the current ratio of the Company, reducing current maturities of long term debt by over $1,000,000 from the year end.

	As part of the refinancing, the Company also secured a $2,500,000 two-year working capital line of credit collateralized by trade accounts receivable and inventory. As of October 15, 2001, $1,500,000 was borrowed in conjunction with the acquisition of Usertech on September 28, 2001.

	The long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include maintenance of certain financial ratios and amounts. The Company is restricted by its primary lender from paying cash dividends on its common stock.

	Management believes that positive cash flow contributions from the Company's operating subsidiaries and the availability from the line of credit will be sufficient to cover cash flow requirements for fiscal 2001. There was no material commitment for capital expenditures as of August 31, 2001. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from continuing operations for the nine months ended August 31, 2001 was $986,000. This represents an increase of $499,000 over the same period from the prior year. Strong collection of accounts receivable was the main reason for the improved cash flow performance.

	 MARKET RISK

	The Company is subject to market risk principally arising from the potential change in the value of its investments.

	The Company's investments in equity securities at August 31, 2001 of $2,727,000 is subject to changes in value based on changes in equity prices in United States markets.

Results of Operations
---------------------

	Revenues
 	--------
	Revenues for the three months ended August 31, 2001 decreased by $1,425,000 (14%) over the comparable three-month period in fiscal 2000, due primarily to a decrease in product sales at USC/Canterbury Corp. caused by delays in distributor assembly and the temporary delay of several large orders into Sepember. For the nine months ended August 31, 2001, revenues decreased by $1,058,000 (4%) due again primarily to lower product sales from USC/Canterbury.
                                 14
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

	The tragic events of September 11, 2001 in New York City and Washington, D.C. have had an immediate and profound impact on the Company's business dealings in these two markets. There have been significant cancellations of training programs due to the loss of property and life, as well as the uncertainty surrounding the general business environment in the metro New York City area. There has also been a major slow down in new business bookings since the attack. Revenue projections for the next several months are very difficult to determine as many customers who were directly and indirectly effected by the terrorist bombing try to cope with their own business priorities of regrouping and moving forward.

	The Company has filed a business interruption insurance claim to assist in offsetting some of the negative impact on the Company's financial condition. It is Management's belief that the Company will be able to withstand the negative financial impact caused by the events of September 11, 2001 through the combination of insurance proceeds, existing business opportunities with clients not effected by the disaster, the recent acquisition of Usertech (with a more national client base) and our ability to assist many of our clients in New York City, through staff augmentation, technical training and technical services.

	Costs and Expenses
	------------------
	Costs and expenses for the three months ended August 31, 2001 decreased by $1,188,000 (16%). This was due primarily to lower sales volume on products sold in fiscal 2001 versus fiscal 2000. The $1,094,000 (6%) decrease for the nine months ended August 31, 2001 was also due to the USC/Canterbury operations.

	Overall gross margins percentages for the quarter ended August 31, 2001 increased from 25% to 26% due to the increase in service sales versus product revenues for the period. Overall gross margins percentages for the nine months ended August 31, 2001 increased from 26% to 28% due to the increase in overall product margins for the nine-month period.

	Selling expenses for the nine months ended August 31, 2001 increased by $331,000 (19%), over the same period in fiscal 2000. The increase was due primarily to the significant selling costs associated with DMI/Canterbury
Corp. This subsidiary was not acquired until August, 2000 and hence was not included in the results of operations for the period ended August 31, 2000.

	General and administrative expense for the quarter decreased by $269,000 (22%). Reduction in support staff and lower bad debt expense are the major factors resulting in this quarterly decrease. For the nine months ended Augsut 31, 2001, general and administrative expense increased by $1,431,000 (43%) due to a number of non-recurring charges made during the second quarter of fiscal 2001 totalling approximately $1,127,000.


                                  15
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

Other Income\Expense
--------------------
	Interest income increased by $30,000 (15%) and $92,000 (17%) for the three- and nine-month periods ended August 31, 2001, respectively, versus the same periods from fiscal 2000 due to the interest generated from the notes receivable for capital stock purchases made over the past year.


	Interest expense decreased for both the three- and nine-month periods ended August 31, 2001 as compared to the previous year due to the significant reduction in outstanding bank debt over the past year. The three-month decrease of $34,000 (49%) and the nine-month reduction of $104,000 (44%) are directly attributed to the aggressive paydown of bank debt to Chase Manhattan Bank. The remaining Chase debt of $883,000 was paid off as part of the refinancing with Commerce Bank, which occurred in May, 2001.

	Other expense of $334,000 for the nine months ended August 31, 2001 was the result of a loss generated by the sale of the Bedminster property of $317,000. The Company sold the property, net of expenses for $400,000. The carrying value of the property had been $725,000.


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings
------
		On January 8, 2001, the Registrant filed a complaint against Allied Consultants, Inc. and its three principals in the United States District Court, District of New Jersey Civil Action No. 01 CV-0070 for damages allegedly caused by these defendants in a failed acquisition negotiation based on over $85,000 spent on due diligence expenses expended on reliance of defendants' promise to abide by certain terms and conditions, which they failed to honor. Arbitration has been scheduled for November 2001. There are no further developments to report at this time.

Item 2     Changes in Securities
------
		None

Item 3     Defaults Upon Senior Securities
------
		None

Item 4     Submission of Matters to a Vote of Stock Holders
------
		None


						  16
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

Item 5     Other Information
------
 		None

Item 6     Exhibits and Reports on Form 8-K
------	(a)  Exhibits:  None
		(b)  Reports on Form 8-K:
		On August 28, 2001, Canterbury executed a Stock Purchase Agreement and effectuated a Closing with Ceridian Corporation, a Delaware corporation, who is the sole owner of User Technology Services, Inc., a New York corporation, whereby Canterbury acquired all of the issued and outstanding shares of capital stock of User Technology Services Inc. from Ceridian for cash and promissory notes.

		On August 9, 2001, Ernst & Young LLP's appointment as principal accountants was terminated and Baratz & Associates, P.A. was engaged as principal accountants. The decision to change accountants was based on financial considerations and was approved by the audit committee and the full Board of Directors of the Registrant.

		On June 11, 2001 the Company filed an 8-K notifying that the Board of Directors resolved that Kevin J. McAndrew, Canterbury's former Executive Vice President, has been appointed President and Chief Executive Officer, and will continue as Chief Financial Officer. Stanton M. Pikus, Canterbury's former President and Chief Executive Officer, would remain an employee of Canterbury on a full-time basis and would continue on with his duties as Chairman of the Board.






















							17
FORM 10-Q

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



October 15, 2001

























							18