Form 10-Q
period 2002-02-28
CANTERBURY CONSULTING GROUP INC
filed 2002-04-15
CIK 794927

FORM 10-Q
                              ---------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

               Quarterly Report Under Section 13 OR 15(d) of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
February 28, 2002                                                     0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
       (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2170505
  (State of Incorporation)                 (IRS Employer Identification Number)


                         1600 Medford Plaza
                            128 Route 70
                     Medford, New Jersey  08055
              (Address of principal executive offices)

                  Telephone Number:  (609) 953-0044

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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report:
12,335,424 shares.











FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
ASSETS
------
								February 28,      November 30,
     								   2002        	    2001
                                                -----------       ------------
 			 					(Unaudited)
Current Assets:
Cash and cash equivalents 			 	$ 1,314,659 	$   664,850
Accounts receivable, net of allowance for
  doubtful accounts of $432,000 and $452,000 	  3,960,071 	  5,728,970
Notes receivable - current portion 			    447,628		    459,029
Prepaid expenses and other assets 			    316,478	 	    239,470
Inventory, principally finished goods, at cost 	    240,662 	    826,851
Deferred income tax benefit 				    149,011		    149,011
                                             	 ---------- 	 ----------
 	Total Current Assets 				  6,428,509 	  8,068,181


Property and equipment at cost, net of
  accumulated depreciation of $2,177,000 and
  $2,038,000 						  1,222,250 	  1,315,942
Goodwill, net of accumulated amortization of
  $1,234,000  						  4,192,104		  4,162,604
Deferred income tax benefit 				  4,323,105 	  4,323,105
Notes receivable 						  6,864,392 	  6,966,743
Other assets 						    205,749		    207,547
                                             	 ---------- 	 ----------
 	Total Assets 					$23,236,109 	$25,044,122
								===========		===========










                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
			  					  February 28,
								      2002    	November 30,
								  (Unaudited)        2001
								  -----------	------------
Current Liabilities:
  Accounts payable - trade 				  $   856,067 	$ 1,776,326
  Accrued expenses 						996,796 	  1,014,302
  Unearned revenue 					    1,189,318 	  1,943,240
  Income taxes payable 						 40,205 	     18,540
  Current portion, long-term debt 				844,578 	    873,439
								  -----------	-----------
	Total Current Liabilities 			    3,926,964 	  5,625,847

Long-term debt 						    1,945,799 	  2,145,183

Deferred income tax  					    2,947,131 	  2,947,131
								  -----------	-----------
 	Total Liabilities 				    8,819,894 	 10,718,161


Commitments and contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 12,335,000 and 12,469,000 issued 	12,335 	     12,469
  Additional paid-in capital 				  23,966,409 	 24,232,735
  Retained earnings (deficit) 			  (5,841,741) 	 (5,916,972)
  Notes receivable for capital stock - related
    parties  						  (3,720,788) 	 (4,002,271)
								  -----------	-----------
 	Total Stockholders' Equity 			  14,416,215 	 14,325,961
								  -----------	-----------
 	Total Liabilities and Stockholders' Equity $23,236,109 	$25,044,122
								  ===========	===========









                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

 							      Three-Months Ended February 28,
     								   2002        	    2001
                                                -----------       ------------
 			 					(Unaudited)	       (Unaudited)

Service revenue 					      $4,019,695   	$2,757,856
Product revenue 						 2,729,299         3,139,446
								----------		----------
  Total net revenue 					 6,748,994 		 5,897,302

Service costs and expenses 				 2,797,442 		 1,506,907
Product costs and expenses 				 2,144,662 		 2,442,531
								----------		----------
  Total costs and expenses 				 4,942,104 		 3,949,438

Gross profit 						 1,806,890 		 1,947,864

Selling 							   597,509 		   651,342
General and administrative 				 1,323,391 		 1,215,856
								----------		----------
  Total operating expenses 				 1,920,900 		 1,867,198

Other income/(expenses)
  Interest income 					   169,744   	   176,616
  Interest expense 					   (47,681) 	   (51,815)
  Other 							   113,178 		    92,859
								----------		----------
  Total other income 					   235,241 		   217,660

Income before income taxes and cumulative
  effect of change in accounting principle	   121,231 		   298,326

Income tax provision  					    46,000		   127,000
								----------		----------
Income before cumulative effect of change
  in accounting principle 				    75,231 		   171,326
Cumulative effect of change in accounting
  principle  						      -       	  (213,088)
								----------		----------
Net income (loss) 					$   75,231 		$  (41,762)
  								========== 		==========




                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

 							      Three-Months Ended February 28,
     								   2002        	    2001
                                                -----------       ------------
 			 					(Unaudited)	       (Unaudited)

Net income (loss) per share and
common share equivalents

  Net income (loss) 					   $75,231 		   $(41,762)

  Basic:

   Income (loss) before cumulative
   	effect of change in accounting
 	principle 						    	$.01 		     $ .02
   Cumulative effect of change in
 	accounting principle 					 - 			(.02)
         								----  	     -----
   Net income (loss) 						$.01		     $ -
 							  		==== 		     =====
  Diluted:

   Income (loss) before cumulative
 	effect of change in accounting
 	principle 							$.01		     $ .02
   Cumulative effect of change in
 	accounting principle 					 -			(.02)
         								----  	     -----
   Net income (loss) 					  	$.01		     $ -
							  		==== 		     =====
  Weighted average number of common
  shares - basic  					12,366,000 		10,685,700
 								==========		==========

  Weighted average number of common
  shares -diluted 					12,422,000		11,097,200
								==========		==========










                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 	 FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


								February 28,      February 28,
     								   2002        	    2001
                                                -----------       ------------
			 					(Unaudited)	       (Unaudited)

Operating activities:
 Net income (loss) 					$    75,231		$  (41,762)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization 			    138,370 	   255,804
   Provision for losses on accounts receivable 	    (12,042)	    36,555
   Cumulative effect of accounting change 	       -		   213,088
   Deferred income taxes 					 -		   127,000
   Receipt of stock for services 				 -		  (372,000)
   Other assets 						      1,798		   (72,972)
   Changes in operating assets, net of
    acquisitions
 	Accounts receivable 				  1,780,965 	 1,601,983
 	Inventory 						    586,189 	    41,801
 	Prepaid expenses and other assets 		    (77,008) 	    (2,739)
 	Income taxes 					     21,665 	   (45,064)
 	Accounts payable 					   (920,259) 	(1,359,147)
 	Accrued expenses 					    (17,507) 	  (181,284)
 	Unearned revenue 					   (753,922) 	   138,140
								-----------		----------
 Net cash provided by operating activities 	    823,480 	   339,403
								-----------		----------
Investing activities:
   Capital expenditures, net 				    (44,678) 	   (18,131)
   Other 							    (29,500) 	      -
								-----------		----------
  Net cash used in investing activities 		    (74,178) 	   (18,131)
								-----------		----------

Financing activities:
   Proceeds from issuance of common stock 	     15,000 		-
   Principal payments on long term debt 		   (228,245)	  (366,525)
   Proceeds from payments on notes receivable 	    113,752		    95,514
								-----------		----------
 Net cash used in financing activities 		    (99,493) 	  (271,011)
								-----------		----------
Net increase in cash 					    649,809 	    50,261
Cash, beginning of period 				    664,850 	   885,479
								-----------		----------
Cash, end of period 					 $1,314,659 	$  935,740
								===========		==========

                               See Accompanying Notes

							6
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------

1.  Operations and Summary of Significant Accounting Policies
    ---------------------------------------------------------

	Basis of Presentation
	---------------------
	The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30, 2001. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

	Description of Business
	-----------------------
	Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products and services to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Connecticut, Maryland, Ohio, Minnesota, Georgia and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products and services to help them achieve a competitive advantage and helping their employees to succeed. Our subsidiaries offer the following technology solutions:

* distance learning solutions 	* hardware sales and support
* customized learning solutions	* software development
  for ERP and CRM  			* web development
* systems engineering and 		* technical and desktop applications
  consulting 				  training
* IT contractors and permanent 	* records and asset management systems
  staffing					* industry specific portals
* management training programs	* help desk and service center support

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

	Revenue Recognition
	-------------------
 	 Product Revenue
	Product revenue is recognized when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once it has been shipped, and title and risk of loss have transferred. The Company defers revenue if there is uncertainty about customer acceptance. Product revenue represents sales of computer hardware and software. Generally, the Company is involved in determining the nature, type, and specifications of the products ordered by the customer.

 	 Service Revenue
	Service revenue is recognized when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured. Service revenues represent training, consulting and technical staffing services provided to customers under separate consulting and service contracts. Revenues from these contracts are recognized as services are rendered.

	Change in Accounting
 	--------------------
	The Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to December 1, 2000. The implementation of SAB 101 resulted in a change in accounting for certain product shipments where title did not transfer to the customer until delivery occurred. The cumulative effect of the change for implementation of SAB101 resulted in a charge to the first quarter of fiscal

							8
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

2001 income of $213,088 (net of income taxes of $109,773). For the first quarter ended February 28, 2001, the Company recognized $1,560,000 of revenue which was included in the cumulative effect adjustment. The effect of that revenue on fiscal 2001 was to increase income by $213,088 (net of income taxes of $109,773) during that period.

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

	Intangible Assets
	-----------------
	The Company periodically evaluates whether the remaining estimated useful life of intangibles may warrant revision or the remaining balance of intangibles may require adjustment generally based upon expectations of nondiscounted cash flows and operating income.

	Inventories
	-----------
	Inventories are stated at the lower of cost or market utilizing a first-in, first-out method of determining cost.

	Earnings Per Share
	------------------
	Basic earnings per share is computed using the weighted average common shares outstanding during the year. Diluted earnings per share considers the dilutive effect, if any, of common stock equivalents (options).

	Concentration of Risk
	---------------------
	As previously discussed, the Company is in the business of providing information technology services. These services are provided to a large number

							9
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

of customers in various industries in the United States. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customers wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

	The Company maintains cash balances at a creditworthy bank located in the United States. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.

	Reclassifications
 	-----------------
	Certain reclassifications have been made to prior years balances in order to conform to current presentations.

	Recent Accounting Pronouncement
 	-------------------------------
	The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for fiscal years beginning after March 15, 2001. However, certain provisions of SFAS 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements are as follows:

   1.	All business combinations initiated after June 30, 2001 must use the
 	purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
   2. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.
   3. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective with the adoption of SFAS 142, all previously recognized goodwill and intangible assets with
 	indefinite lives will no longer be subject to amortization.
   4. Effective with the adoption of SFAS 142, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
   5. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

						10
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

	The Company has adopted SFAS 142 effective at December 1, 2001. Goodwill has been amortized at approximately $480,000 annually (or $120,000 quarterly) in prior periods. Therefore no goodwill amortization was recorded in the quarter ended February 28, 2002 and none will be recorded in future periods.

	The Company will complete the transition impairment test in accordance with SFAS 142 during the next fiscal quarter. Currently it is Management's expectation that the testing will not result in any impairment charges.

2.  Acquisitions
    ------------
	On September 28, 2001, the Company completed the acquisition of User Technology Services, Inc. ("Usertech") with an effective date of September 1, 2001. The purchase of 100% of the outstanding shares of Usertech common stock was accounted for using the purchase method of accounting. The Company paid $2,350,000 in cash; $1,200,000 in notes payable over three years, plus the assumption of $851,000 in liabilities.

	Usertech provides e-learning support, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) planning, implementation and training, as well as post implementation support, for clients who have installed Peoplesoft, SAP and Oracle software. Proprietary software packages are also supported through a national network of skilled consultants.

3.  Segment Reporting
    -----------------
	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Summarized financial information for the three months ended February 28, 2002 and February 28, 2001, for each segment, is as follows:

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2002             Consulting   Reseller   Staffing   Development   Corporate    Total
----             ----------   --------   --------   -----------   ---------    -----
Revenues	        $3,695,813  $2,639,049  $323,882    $90,250   $    - 	$6,748,994
Income before
 taxes  		     (83,059)    274,595    58,771     13,189     (142,265)    121,231
Assets 		   7,241,272   1,199,945   308,415	  167,322   14,319,155	23,236,109
Interest income         460	  -         - 	     -         169,284     169,744
Interest expense     26,602	    23      -	    1,059	    19,997	    47,681
Depreciation and
 amortization 	     118,594       5,081     5,274	    3,893	     5,528	   138,370

						  11
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development   Corporate    Total
----             ----------   --------   --------   -----------   ---------    -----
Revenues	        $2,278,268  $3,076,403   $479,588   $63,043  $     -     $ 5,897,302
Income before
 taxes  		     201,612     393,164    (51,043)    4,749	  (250,156)    298,326
Assets 		   8,784,263   4,392,131  1,171,235	  292,809   14,290,061  28,930,499
Interest income	  - 		     4	 -	     -	   176,612     176,616
Interest expense       - 		    33	 -	     -	    51,782	    51,815
Depreciation and
 amortization       111,103	 9,402	5,682	    5,852	   123,765	   255,804

4.  Property and Equipment
    ----------------------
	Property and equipment consists of the following:

						      February 28,      November 30,
							   2002		   2001
							-----------	      -----------
Machinery and equipment 			$2,298,465		$2,253,787
Furniture and fixtures				   566,576		   566,576
Leased property under capital leases
  and leasehold improvements 			   533,834		   533,834
							----------	      ----------
 							 3,398,875 		 3,354,197
Less: Accumulated depreciation 		(2,176,625)		(2,038,255)
							----------	      ----------
Net property and equipment 			$1,222,250		$1,315,942
 							========== 		==========

 	Depreciation expense for the period ended February 28, 2002 and February 28, 2001 was $138,000 and $132,000, respectively.

5.  Notes Receivable
    ----------------
	The Company holds a note receivable with a remaining balance in the amount of $2,597,826 at February 28, 2002. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company is scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005.

	In addition, the Company held notes receivable assets from related parties in the aggregate amount of $4,713,093 at February 28, 2002. These notes have

						  12
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

interest terms that average 8.5% per year and are scheduled to mature at various dates through December 2006.

6.  Long-Term Debt
    --------------
						      February 28,      November 30,
							   2002		   2001
							-----------	      -----------
Long-term obligations consist of:
 	Term loan 					$1,250,000		$1,325,000
 	Revolving credit line 				-		   100,000
 	Note payable for acquisition 		 1,169,656		 1,169,656
 	Capital lease obligations 		    66,343		    81,743
 	Notes payable - equipment 		   304,378		   342,223
							----------	      ----------
 							 2,790,377 		 3,018,622
Less:  Current maturities 			  (844,578)		  (873,439)
							----------	      ----------
 							$1,945,799 		$2,145,183
							========== 		==========

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May, 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, out of the proceeds of a $1,500,000 five-year term loan from Commerce.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001 and through the date of this filing has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. The Company remains in full compliance with all of the financial covenants of its loan agreement with the Bank.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable


						  13
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

with a 10% risk sharing threshold by Canterbury. The Company has the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be made during September, 2002. As of April 15, 2002 the Company has notified the seller and put back $30,344 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller. During April, 2002 the Company and seller mutually agreed to extend the deadline to May 26, 2002.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%.

	At February 28, 2002, the note payable had an outstanding balance of $304,378.

 	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $695,000 in 2002; $843,000 in 2003; $761,000 in 2004; $300,000 in 2005; and $125,000 thereafter.

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

Year ending November 30, 2002 					  $50,581
Year ending November 30, 2003 and thereafter 			   21,377
 										  -------
Total minimum lease payments 					   	   71,958
Less amount representing interest 					   (5,615)
										  -------
Present value of long-term obligations under capital leases	  $66,343
 										  =======

8.  Related Party Transactions
    --------------------------
	At February 28, 2002 and November 30, 2001, the total notes receivable plus accrued interest for the sale of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,721,000 and $4,002,000, respectively. The notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. At February 28, 2002, $1,719,000 of the notes are recourse and $2,002,000 are non-recourse.

						  14
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,713,093 at February 28, 2002 from an owner group who purchased the business from the Company in 1996. The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $408,000 of interest income from these notes in Fiscal 2001, and $106,000 of interest income in the three months ended February 28, 2002.

9.  Stock Listing
    -------------
	On February 15, 2002 the Company was notified by Nasdaq that it had until May 15, 2002 to come into compliance with their minimum $1.00 per share requirement for continued inclusion on their National Market listing. The Company is in full compliance with the remaining listing requirements of Nasdaq's Maintenance Standard #1. If the Company fails to comply with the minimum price requirements by not trading at a $1.00 per share for a minimum of 10 consecutive trading days before May 15, 2002, the Company will either file an appeal or will apply to transfer its securities to the Nasdaq Small Cap Market.


Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
	Working capital at February 28, 2002 was $2,501,000 an increase of $59,000 since November 30, 2001. The Company's cash position increased by $650,000 during the first quarter due primarily to the liquidation of accounts receivable. Receivables decreased by approximately $1,800,000 from year end due to strong collection efforts and a reduced level of revenue in the quarter as compared to the fourth quarter of Fiscal 2001. Inventory reduced by $586,000 from year end due to the fact that several significant hardware orders that were in transit at November 30, 2001 were shipped during December 2001. The amount of inventory related to these shipments totaled $653,000. In conjunction with these transactions, approximately $775,000 in deferred revenue was also recorded.

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May, 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, out of the proceeds of a $1,500,000 five-year term loan from Commerce.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed from this line in conjunction

						  15
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001, and through the date of this filing has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. The Company remains in full compliance with all of the financial covenants of its loan agreement with the Bank.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk sharing threshold by Canterbury. The Company has the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be made during September, 2002. As of April 15, 2002 the Company has notified the seller and put back $30,344 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller. During April, 2002 the Company and seller mutually agreed to extend the deadline to May 26, 2002.

	Management believes that continued positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for Fiscal 2002. There was no material commitment for capital expenditures as of February 28, 2002. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from operating activities for the quarter ended February 28, 2002 was $823,000. This represents an increase of $484,000 over the same period from the prior year. The cumulative cash flow from operating activities for the six months ended February 28, 2002 has been approximately $1,800,000. Strong collections and company-wide cost containment measures contributed to the solid cash flow results. The Company's February 28, 2002 current ratio improved to 1.64:1.00 versus 1.43:1.00 at November 30, 2001. As of the date of this report, the Company has $2,500,000 availability on its revolving line of credit, subject to its receivable and inventory levels.

	With anticipated strong operating cash results, the Company intends to continue to reduce long term bank debt, help fund acquisitions and invest in secure interest bearing investments.





						  16
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

Results of Operations
---------------------
	Revenues
 	--------
	Total revenues for the three months ended February 28, 2002 increased by $852,000 (14%) over the comparable three-month period in Fiscal 2001. Service revenue increased by $1,262,000 (46%) in Fiscal 2002 versus Fiscal 2001. The increase is the net result of the additional revenue of Usertech/Canterbury of approximately $2,300,000 recorded in the first quarter of Fiscal 2002 and a reduction of revenues from existing businesses of approximately $1,000,000. Usertech/Canterbury was acquired in September, 2001 and hence no revenue was reflected during the first quarter of Fiscal 2001. The reduction in revenue from existing businesses was due to the negative impact that the terrorist attacks of September 11 had on our training business in the Metro New York City area. Many classes were cancelled, and there was very little sales activity for the five months following. Several of our largest customers were located at Ground Zero. Consulting assignments were delayed or cancelled due to the chaos in and around New York City. The Company's business interruption insurance policy provided limited relief to the economic impact of the terrorist attacks. Proceeds from the policy netted the Company approximately $85,000, which was received in the first quarter of Fiscal 2002 and recorded as Other Income.

	Even prior to September 11, 2001, the economic downturn in the technology sector had softened demand for certain training and consulting products during 2001. Several large clients had reduced their training budgets in the second half of the year in response to their own fiscal situations. New software rollouts were delayed and application and technical training revenues suffered during the year as a result. As the second quarter of Fiscal 2002 progresses, the Company is seeing continuing signs that the level of activity by our customers is beginning to improve. The New York City client base is regrouping and the amount of training and consulting opportunities are increasing. The Company is working to expand its sales presence in this market to capture the apparent pent up demand caused by the soft fourth quarter of Fiscal 2001 and first quarter of Fiscal 2002. Also, the acquisition of Usertech/Canterbury provides the Company with even more expertise in distance learning. All of the Company's training subsidiaries are beginning to work together to blend existing course content with e-learning delivery capabilities. For clients in and around New York City, as well as the rest of the world, the Company will have the capacity to provide a distance learning solution to those who may choose not to attend classroom training in the future.

	Product revenue also declined in the first quarter of Fiscal 2002 by $410,000 (13%) as compared to the three months ended February 28, 2001. Part of the reason for the decline can also be traced to the terrorist attacks of September 11, 2001. The Baltimore-Washington, D.C. market is the hub for much of the Company's product sales. Again, like New York, many of our clients delayed scheduled purchases while dealing with other pressing concerns such as security. The indications are that purchasing patterns are beginning to return

						  17
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
		  ------------------------------------------------------
					    (continued)

to normal, and some of the early revenue shortfall may be recaptured in future quarters.

	Costs and Expenses
	------------------
	Total costs and expenses increased by $993,000 (25%) during the three months ended February 28, 2002 as compared to the same period of Fiscal 2001. Again the increase is the net result of the additional delivery costs associated with the addition of Usertech ($1,574,000) offset by reduced products costs of $300,000 and cost reductions in the services segment of approximately $280,000.

	Overall gross profit percentage was 27% for the first quarter of Fiscal 2002 as compared to 33% in the first quarter of Fiscal 2001. The most significant reason for the decline in margins was caused by the reduction in training revenues (primarily in the Metro New York City area) coupled with the relatively high fixed cost of delivery (classrooms, computers, instructors, etc.). Service revenue margins for the three months ended February 28, 2002 were 30% as compared to 45% for the same period in Fiscal 2001. As training revenue volume increases during the course of the year, these service margins should improve.

	Selling expenses for the three months ended February 28, 2002 decreased by $54,000 (8%). Contributing to this net decrease was cost reductions in existing businesses of $218,000 offset by the additional costs of Usertech/Canterbury for the first quarter of Fiscal 2002 of $164,000. Reduction in sales staff for DMI/Canterbury ($124,000) and CALC/Canterbury ($58,000) represented the largest components of the cost reduction for existing businesses.

	General and administrative expenses increased by $107,000 (9%) in Fiscal 2002 as compared to Fiscal 2001. Again the net increase is the result of the additional costs of Usertech/Canterbury in Fiscal 2002 of $390,000 offset by cost reductions in the other operating subsidiaries, comprised primarily of staff related expenses ($90,000), reduced amortization expense ($120,000) and lower bad debt expense ($49,000).















                                18
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.

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


























                                       19
FORM 10-Q

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


                                CANTERBURY CONSULTING GROUP, INC.
                                ---------------------------------
                  (Registrant)


                  By:/s/ Kevin J. McAndrew
                  ---------------------------------
                  Kevin J. McAndrew
                  President and Chief Executive Officer


                  By:/s/ Kevin J. McAndrew
                  ---------------------------------
                  Kevin J. McAndrew
 			Chief Financial Officer


April 15, 2002























                                      20