Form 10-Q
period 2002-05-31
CANTERBURY CONSULTING GROUP INC
filed 2002-07-15
CIK 794927

FORM 10-Q
                              ---------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

               Quarterly Report Under Section 13 OR 15(d)
               Of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
May 31, 2002                                                     0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
       (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2170505
-------------------------------                -----------------------
(State of Incorporation)                 (IRS Employer Identification Number)


                         1600 Medford Plaza
                            128 Route 70
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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report, July 15, 2002, is 12,088,427 shares.









FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
ASSETS
------
								  May 31,         November 30,
     								   2002        	    2001
                                                -----------       ------------
 			 					(Unaudited)
Current Assets:


Cash and cash equivalents 				$   174,273		$   664,850
Accounts receivable, net of allowance for
  doubtful accounts of $447,000 and $452,000 	  6,845,844		  5,728,970
Notes receivable - current portion 			    460,437		    459,029
Prepaid expenses and other assets 			    395,466		    239,470
Inventory, principally finished goods, at cost 	    328,656		    826,851
Deferred income tax benefit 				    149,011		    149,011
                                                -----------       -----------
 	Total Current Assets 				  8,353,687 	  8,068,181



Property and equipment at cost, net of
  accumulated depreciation of $2,300,000 and
  $2,038,000 						  1,177,442 	  1,315,942
Goodwill, net of accumulated amortization of
  $1,234,000  						  4,192,104		  4,162,604
Deferred income tax benefit 				  4,048,105 	  4,323,105
Notes receivable 						  6,743,840		  6,966,743
Other assets 						    205,749		    207,547
                                                -----------       -----------
 	Total Assets 					$24,720,927		$25,044,122
 								=========== 	===========






                               See Accompanying Notes

							2




FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
			  					     May 31,
								      2002    	November 30,
								  (Unaudited)        2001
								  -----------	------------
Current Liabilities:
  Accounts payable - trade 				  $ 2,779,726 	$ 1,776,326
  Accrued expenses 						561,502 	  1,014,302
  Unearned revenue 					    1,021,303 	  1,943,240
  Income taxes payable 						   -  	     18,540
  Current portion, long-term debt 				844,578 	    873,439
								  -----------	-----------
	Total Current Liabilities 			    5,207,109 	  5,625,847

Long-term debt 						    2,070,552 	  2,145,183

Deferred income tax  					    2,939,201 	  2,947,131
								  -----------	-----------
 	Total Liabilities 				   10,216,862 	 10,718,161


Commitments and contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 12,088,000 and 12,469,000 issued 	12,088 	     12,469
  Additional paid-in capital 				  23,716,331 	 24,232,735
  Retained earnings (deficit) 			  (5,486,036) 	 (5,916,972)
  Notes receivable for capital stock - related
    parties  						  (3,738,318) 	 (4,002,271)
								  -----------	-----------
 	Total Stockholders' Equity 			  14,504,065 	 14,325,961
								  -----------	-----------
 	Total Liabilities and Stockholders' Equity $24,720,927 	$25,044,122
								  ===========	===========









                               See Accompanying Notes

							3



FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


 				  Three-Months Ended May 31, 	Six-Months Ended May 31,
 					2002 		  2001 	   2002 	    2001
                              ----          ----         ----         ----
 				   (Unaudited)  (Unaudited) 	(Unaudited) (Unaudited)

Service revenue 		   $4,820,943  $ 2,884,128   $ 8,840,638  $ 5,641,984
Product revenue		    4,818,714    3,548,576	 7,548,013	  6,688,022
                           ----------  -----------   -----------  -----------
  Total net revenue  	    9,639,657    6,432,704    16,388,651   12,330,006

Service costs and expenses  2,830,852    1,729,545     5,628,294    3,236,452
Product costs and expenses  4,174,234    3,085,470     6,318,896    5,528,001
                           ----------  -----------   -----------  -----------
  Total costs and expenses  7,005,086    4,815,015    11,947,190    8,764,453

Gross profit 		    2,634,571    1,617,689     4,441,461    3,565,553

Selling	 	            665,379      698,427     1,262,888    1,349,769
General and administrative  1,505,011    2,537,660     2,828,402    3,753,516
                           ----------  -----------   -----------  -----------
  Total operating expenses  2,170,390    3,236,087     4,091,290    5,103,285

Other income/(expenses)
  Interest income 	      176,518      216,389       346,262      393,005
  Interest expense            (57,022)     (41,013)     (104,703)     (92,828)
  Other  			        1,028     (412,481)      114,206     (319,622)
                           ----------  -----------   -----------  -----------
  Total other income 	      120,524     (237,105)      355,765      (19,445)

Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  principle 		      584,705   (1,855,503)      705,936   (1,557,177)

Provision (benefit) for
  income taxes                229,000     (460,000)      275,000     (333,000)
                           ----------  -----------   -----------  -----------
Income before cumulative
  effect of change in
  accounting principle        355,705   (1,395,503)      430,936   (1,224,177)
Cumulative effect of change
  in accounting principle        -            -             -        (213,088)
                           ----------  -----------   -----------  -----------
Net income (loss) 	   $  355,705  $(1,395,503)  $   430,936  $(1,437,265)
                           ==========  ===========   ===========  ===========



                               See Accompanying Notes

							4
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   Continued

 				  Three-Months Ended May 31, 	Six-Months Ended May 31,
 					2002 		  2001 	   2002 	    2001
                              ----          ----         ----         ----
 				   (Unaudited)  (Unaudited) 	(Unaudited) (Unaudited)
Net income (loss) per
share and common share
equivalents

  Net income (loss) 	     $355,705  $(1,395,503)   $  430,936  $(1,437,265)

  Basic:

 	Income (loss) before
        cumulative effect of
        change in accounting
 	  principle 		   $.03        $(.12)         $.04        $(.11)
 	Cumulative effect of
        change in accounting
        principle 		    -             -            -           (.02)
                                 ----        -----          ----        -----
 	Net income (loss)          $.03        $(.12)         $.04        $(.13)
                                 ====        =====          ====        =====
  Diluted:
 	Income (loss) before
 	  cumulative effect of
        change in accounting
        principle 		   $.03        $(.12)         $.04        $(.11)
	Cumulative effect of
        change in accounting
        principle                 -            -             -           (.02)
                                 ----        -----          ----        -----
	Net income (loss)          $.03        $(.12)         $.04        $(.13)
                                 ====        =====          ====        =====
  Weighted average number
  of common shares -
  basic                    12,266,000   11,518,600    12,313,300   11,109,000
                           ==========   ==========    ==========   ==========
  Weighted average number
  of common shares -
  diluted                  12,405,600   11,803,500    12,452,900   11,393,800
                           ==========   ==========    ==========   ==========




                               See Accompanying Notes

							5




FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 	       FOR THE SIX MONTHS ENDED MAY 31, 2002 AND May 31, 2001

								May 31, 2002      May 31, 2001
                                                ------------      ------------
			 					(Unaudited)	       (Unaudited)
Operating activities:
 Net income (loss) 					$ 430,936 		$(1,437,265)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization 			  262,161 		    501,816
   Goodwill impairment 					     - 		    500,000
   Provision for losses on accounts receivable 	    5,755 		    291,153
   Cumulative effect of accounting change 	     - 		    213,088
   Deferred income taxes 				  267,070 		   (351,535)
   401(k) contribution 					     -		     83,362
   Receipt of stock for services 			     -  		   (793,240)
   Other assets 					     	    1,798 		    466,456
   Loss on sale of land 				     -  		    317,204
   Changes in operating assets, net of acquisitions
    Accounts receivable 			     (1,122,629) 		    557,040
    Inventory 						  498,195 		     (3,508)
    Prepaid expenses and other assets 		 (155,996) 		    288,406
    Income taxes				  		  (18,540) 		   (129,833)
    Accounts payable 					1,003,400 		   (137,587)
    Accrued expenses 					 (470,309) 		    310,052
    Unearned revenue 					 (921,937) 		     50,367
							     ---------- 		-----------
Net cash provided by (used in) operating
 activities  						 (220,096) 		    725,976
							     ---------- 		-----------
Investing activities:
  Capital expenditures, net 				 (123,661)		    (27,943)
  Other 							  (29,500) 		    399,734
							     ---------- 		-----------
 Net cash provided by (used in) investing
 activities  						 (153,161) 		    371,791
							     ---------- 		-----------
Financing activities:
  Purchase of treasury shares 			 (250,323) 			 -
  Proceeds from issuance of common stock 		   15,000 			 -
  Proceeds from revolving line of credit 		  250,000 			 -
  Proceeds from long term debt 			     - 		  1,500,000
  Principal payments on long term debt 		 (353,492) 		 (1,902,977)
  Proceeds from payments on notes receivable 	  221,495 		    192,816
							     ---------- 		-----------
 Net cash used in financing activities 		 (117,320) 		   (210,161)
							     ---------- 		-----------
Net increase (decrease) in cash 			 (490,577) 		    887,606
							     ---------- 		-----------
Cash, beginning of period 				  664,850 		    885,479
 							     ---------- 		-----------
Cash, end of period 				     $  174,273 		$ 1,773,085
							     ========== 		===========
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

	Description of Business
	-----------------------
	Canterbury Consulting Group, Inc. is engaged in the business of providing broad based information technology and management consulting services and training to both corporate and government clients.

	Canterbury's mandate is to become an integral part of its clients' management and technical infrastructure, designing and applying the best products and services to help them achieve a competitive advantage.

	Principles of Consolidation
	---------------------------
	The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

	Stock Based Compensation
	------------------------
	The Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25- Accounting for Stock Issued to Employees.  The Company
                                        7
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123-Accounting for Stock Based Compensation.

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

	Change in Accounting
 	--------------------
	The Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to December 1, 2000. The implementation of SAB 101 resulted in a change in accounting for certain product shipments where title did not transfer to the customer until delivery occurred. The cumulative effect of the change for implementation of SAB101 resulted in a charge to the first quarter of fiscal 2001 income of $213,088 (net of income taxes of $109,773). For the first quarter ended February 28, 2001, the Company recognized $1,560,000 of revenue which was included in the cumulative effect adjustment. The effect of that revenue on fiscal 2001 was to increase income by $213,088 (net of income taxes of $109,773) during that period.

                                   8
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

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

	Concentration of Risk
	---------------------
	As previously discussed, the Company is in the business of providing management and information technology services. These services are provided to a large number of customers in various industries in the United States. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customers wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

	The Company maintains cash balances at a creditworthy bank located in the United States. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.



                                        9
FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

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

	The Company has adopted SFAS 142 effective at December 1, 2001. Goodwill has been amortized at approximately $480,000 annually (or $120,000 quarterly) in prior periods. Therefore, no goodwill amortization was recorded in the six months ended May 31, 2002, and none will be recorded in future periods.

	The Company has completed the transition impairment test in accordance with SFAS 142 and has found no goodwill impairment as of May 31, 2002.

2.  Acquisitions
    ------------
	On September 28, 2001, the Company completed the acquisition of User
                                  10
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

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

3.  Segment Reporting
    -----------------
	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Summarized financial information for the three months and six months ended May 31, 2002 and May 31, 2001, for each segment, is as follows:

For the six months ended May 31,

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2002             Consulting   Reseller   Staffing   Development   Corporate    Total
----             ----------   --------   --------   -----------   ---------    -----
Revenues 	     $8,262,024  $7,438,868  $578,614   $109,145      $      -  	 $16,388,651
Income before
 taxes  		  359,071 	  660,424 	 72,416    (10,741) 	   (375,234)     705,936
Assets 		8,204,649   3,776,729   302,793     94,191       12,342,565   24,720,927
Interest income 	      460 	     -  	   - 	 	 2,050 	    343,752      346,262
Interest expense 	   52,860 	       23 	   - 		 2,071 	     49,749      104,703
Depreciation and
 amortization  	  213,109 	   21,525 	 10,555 	 5,880 	     11,092      262,161

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development   Corporate    Total
----             ----------   --------   --------   -----------   ---------    -----
Revenues 	     $4,812,088  $6,560,599  $ 829,896  $127,423  	$      - 	 $12,330,006
Income before
 taxes  		   94,875 	  576,029   (176,759)    7,212 	 (2,058,534)  (1,557,177)
Assets 	     10,649,985   4,902,356    393,038   122,264       16,021,175   32,088,818
Interest income        - 	     - 	    - 	  - 		    393,005      393,005
Interest expense 	   11,175 		 33 	    - 	  - 		     81,620       92,828
Depreciation and
 amortization  	  221,485 	    6,962 	 11,492 	12,886 	    748,991    1,001,816

                                         11
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

For the three months ended May 31,

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2002             Consulting   Reseller   Staffing   Development   Corporate    Total
----             ----------   --------   --------   -----------   ---------    -----
Revenues 	     $4,566,211  $4,799,819  $254,732   $18,895 	$      - 	 $9,639,657
Income before
 taxes  		  442,130 	  385,829    13,645   (23,930) 	   (232,969)    584,705
Assets 		8,204,649 	3,776,729 	302,793    94,191 	 12,342,565  24,720,927
Interest income  	     - 	     - 	   - 		2,050 	    174,468     176,518
Interest expense 	   26,258 	     - 	   -  	1,012 	     29,752      57,022
Depreciation and
 amortization  	   94,515 	   16,444     5,281  	1,987 		5,564     123,791

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001            Consulting   Reseller   Staffing   Development   Corporate    Total
----             ----------   --------   --------   -----------   ---------    -----
Revenues 	     $ 2,533,820 $3,484,196  $350,308   $ 64,380 	$      - 	 $ 6,432,704
Income before
 taxes  		  (106,737)   182,865  (125,715) 	 2,463 	 (1,808,379)  (1,855,503)
Assets 		10,649,985 	4,902,356   393,038    122,264 	 16,021,175   32,088,818
Interest income 	      - 	     - 	   -          -             216,389      216,389
Interest expense      11,175       -         -          - 		     29,838 	41,013
Depreciation and
 amortization  	   110,382      2,440     5,810      7,034          620,346      746,012

4.  Property and Equipment
    ----------------------
	Property and equipment consists of the following:

						        May 31,      	November 30,
							   2002		   2001
							  -------	      -----------
Machinery and equipment 			$2,377,448 		$2,253,787
Furniture and fixtures 				   566,576 		   566,576
Leased property under capital leases
 and leasehold improvements 			   533,834 		   533,834
							----------	      ----------
 							 3,477,858 		 3,354,197
Less: Accumulated depreciation  		(2,300,416) 	(2,038,255)
							----------	      ----------
Net property and equipment 			$1,177,442 		$1,315,942
 							========== 		==========

                                    12
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

	Depreciation expense for the three months ended May 31, 2002 and May 31, 2001 was $138,000 and $120,000, respectively.

5.  Notes Receivable
    ----------------
	The Company holds a note receivable with a remaining balance in the amount of $2,547,436 at May 31, 2002. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company is scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005.

	In addition, the Company held notes receivable assets from related parties in the aggregate amount of $4,656,841 at May 31, 2002. These notes have interest terms that average 8.5% per year and are scheduled to mature at various dates through December 2006, with a balloon payment of $1,596,000 in December, 2007.

6.  Long-Term Debt
    --------------
						        May 31,      	November 30,
							   2002		   2001
							  -------	      -----------
Long-term obligations consist of:
 	Term loan 					$1,175,000 		$1,325,000
 	Revolving credit line 			   250,000 		   100,000
 	Note payable for acquisition 		 1,165,795 		 1,169,656
 	Capital lease obligations 		    50,399 		    81,743
 	Notes payable - equipment 		   273,936 		   342,223
 							---------- 		----------
 	 						 2,915,130 		 3,018,622
Less:  Current maturities 			  (844,578) 	  (873,439)
							---------- 		----------
 				 			$2,070,552 		$2,145,183
 							========== 		==========

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

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28,
2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank is

                                   13
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding debt is $4,000,000, subject to receivable and inventory levels. As of May 31, 2002 the total available revolver line is $2,550,000. During May, 2002 the Bank has extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. The Company remains in full compliance with all of the financial covenants of its loan agreement with the Bank.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk sharing threshold by Canterbury. The Company has the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be made during September, 2002. As of July 15, 2002 the Company has notified the seller and put back $34,205 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller. The Company and seller mutually agreed to extend the deadline to September, 2002.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%.

	At May 31, 2002, the note payable had an outstanding balance of $273,936.

 	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $584,000 in 2002; $836,000 in 2003; $1,020,000 in 2004; $300,000 in 2005; and $125,000 thereafter.

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





                                   14
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

 	Year ending November 30, 2002 						$33,255
 	Year ending November 30, 2003 and thereafter 	   			 21,377
 												-------
 	Total minimum lease payments 				    			 54,632
 	Less amount representing interest 			    			 (4,233)
												-------
 	Present value of long-term obligations under capital leases 	$50,399
 												=======
8.  Related Party Transactions
    --------------------------
	At May 31, 2002 and November 30, 2001, the total notes receivable plus accrued interest for the issuance of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,738,000 and $4,002,000, respectively. The notes are collateralized by common stock of the Company and are reported as a contra-equity account.  Interest rates range from 4% to 6.6%.
At May 31, 2002, $1,736,000 of the notes are recourse and $2,002,000 are non-
recourse.

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,656,841 at May 31, 2002 from an owner group who purchased the business from the Company in 1996. The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $408,000 of interest income from these notes in Fiscal 2001, and $200,000 of interest income in the six months ended May 31, 2002. These notes have interest terms that average 8.5% per year and are scheduled to mature at various dates through December 2006, with a balloon payment of $1,596,000 in December, 2007.

9.  Stock Listing
    -------------
	On February 15, 2002 the Company was notified by Nasdaq that it had until May 15, 2002 to come into compliance with their minimum $1.00 per share requirement for continued inclusion on their National Market listing. The Company is in full compliance with the remaining listing requirements of
Nasdaq's Maintenance Standard #1. The Company complied with the minimum price requirements by closing at a $1.00 per share for a period of 11 consecutive trading days before May 15, 2002. The minimum requirement was closing at a
$1.00 for 10 consecutive days. Even though the Company met the minimum price requirement, Nasdaq considered intra day trading activity below $1.00 during the 11-day period and did not approve the Company's continued listing on their
National Market listing.   The Company appealed Nasdaq's initial decision and
appeared before an appeal panel on June 21, 2002. Nasdaq's final decision is still pending as of the date of this filing. If the Company does not succeed in winning the appeal it will apply to transfer its securities to the Nasdaq Small Cap Market.





                                    15
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
	Working capital at May 31, 2002 was $3,147,000, an increase of $705,000 since November 30, 2001. The Company's cash position decreased by $490,000 during the first six months of the year due primarily to reductions in accrued expenses, unearned revenue and an increase in accounts receivables. Receivables increased by approximately $1,122,000 from year-end due to increased revenues during the second quarter. Inventory reduced by $498,000 from year-end due to the fact that several significant hardware orders that were in transit at November 30, 2001 were shipped during December 2001. The amount of inventory related to these shipments totaled $653,000. In conjunction with these transactions, approximately $775,000 in deferred revenue was also recorded.

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, out of the proceeds of a $1,500,000 five-year term loan from Commerce.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%.
The credit facility with Commerce Bank is structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding debt is $4,000,000, subject to receivable and inventory levels.
As of the date of this filing the total available revolver line is $2,800,000. During May, 2002 the Bank has extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long-term debt is secured by substantially all of the assets of the Company and requires compliance with covenants, which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. The Company remains in full compliance with all of the financial covenants of its loan agreement with the Bank.

	As part of the purchase price paid for the acquisition of Usertech in September 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk-sharing threshold by Canterbury. The Company has the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be
                                   16
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

made during September 2002. As of July 15, 2002 the Company has notified the seller and put back $34,205 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller. The Company and seller mutually agreed to extend the deadline to September 2002.

	Management believes that continued positive cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for Fiscal 2002. There was no material commitment for capital expenditures as of May 31, 2002. Inflation was not a significant factor in the Company's financial statements.

	Cash flow used in operating activities for the six months ended May 31, 2002 was $220,000. This represents a decrease of $946,000 over the same six-month period from the prior year. The reduction in operating cash flow for the six months ended May 31, 2002 is primarily due to the growth in revenues for the second quarter. Consolidated revenue increased by $2,890,000 (42%) in the second quarter over the first quarter of Fiscal 2002. Revenues increased by $4,059,000 (33%) for the first six months of Fiscal 2002 versus the same six-month period in Fiscal 2001. Also, the acquisition of Usertech/Canterbury in September 2001 increased the accounts receivable and revenue levels in 2002 versus 2001.

	The Company's May 31, 2002 current ratio improved to 1.60 to 1.00 versus
1.43 to 1.00 at November 30, 2001. With its excess cash, the Company completed a $250,000 stock buy back during the second quarter. As of the date of this report, the Company has $2,800,000 availability on its revolving line of credit, subject to its receivable and inventory levels.

	With anticipated continued strong operating cash results, the Company intends to further reduce long-term bank debt, help fund acquisitions and invest in secure interest bearing investments.


Results of Operations
---------------------
	Revenues
 	--------
	Total revenues for the three months ended May 31, 2002 increased by $3,206,000 (50%) over the comparable three-month period in Fiscal 2001. Service revenue increased by $1,937,000 (67%) in the second quarter of Fiscal 2002 versus Fiscal 2001. The increase is the net result of the additional revenue of Usertech/Canterbury of approximately $2,800,000 recorded in the second quarter of Fiscal 2002 and a reduction of revenues from existing businesses of approximately $863,000. For the six months ended May 31, 2002 total revenues increased by $4,059,000 (33%) over the previous year. This again is the net result of the additional revenue from Usertech/Canterbury for the year of $5,100,000 offset by reduced revenues from existing subsidiaries of $1,041,000. Usertech/Canterbury was acquired in September 2001 and hence no revenue was reflected during the first or second quarter of Fiscal 2001.  The reduction in revenue from existing businesses was due
                                     17
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

in part to the continued negative impact that the terrorist attacks of September 11 had on our training business in the Metro New York City area. Many classes were cancelled, and there was reduced sales activity for the first half of the year. Several of our largest customers were located at Ground Zero. Consulting assignments were delayed or cancelled due to the chaos in and around New York City. The Company's business interruption insurance policy provided limited relief to the economic impact of the terrorist attacks. Proceeds from the policy netted the Company approximately $85,000, which was received in the first quarter of Fiscal 2002 and recorded as Other Income.

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

	Product revenue increased in the second quarter of Fiscal 2002 by $1,271,000 (36%) as compared to the three months ended May 31, 2001. For the six months ended May 31, 2002 product revenue increased by $860,000 (13%) over the same six-month period in 2001. The Baltimore-Washington, D.C. market is the hub for much of the Company's product sales. Again, like New York, many of our clients delayed scheduled purchases while dealing with other pressing concerns such as security. Future product revenues may be significantly reduced due to a change in accounting caused by the Hewlett Packard merger with Compaq. USC/Canterbury is a significant value added reseller for Hewlett Packard. A portion of future transactions will be accounted for under an agency relationship, with the reseller being paid an agent fee which may approximate the current gross profit margin from each sale. The manufacturer will record the revenue and hold the accounts receivable with the customer. Based on this change there will also be a significant reduction in Company account receivables in future periods.

	The Company has experienced a significant slow down in revenues for the month of June 2002 and the first week of July. If this trend continues both revenues and net income for the third quarter will be adversely effected. Although there is no assurance, this slow down appears to be the result of short term conditions and delays in the marketplace and is not due to cancellations of business.

	Costs and Expenses
	------------------
	Total costs and expenses increased by $2,190,000 (45%) during the three months ended May 31, 2002 as compared to the same period of Fiscal 2001. For the six months ended May 31, 2002 costs and expenses increased by $3,183,000
                                   18
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

(36%). The increase is the result of the additional delivery costs associated with the addition of Usertech of $1,541,000 and $3,115,000 for the three and six-month period ending May 31, 2002 coupled with increased products costs of $1,069,000 and $791,000. There were cost reductions in the services segment of approximately $420,000 and $700,000 for the three and six months ended May 31, 2002.

	Overall gross profit percentage was 27% for the second quarter of Fiscal 2002 as compared to 25% in the second quarter of Fiscal 2001. For the six months ended May 31, 2002 gross profit was 27% as compared to 29% for the same six-month period of Fiscal 2001. Service revenue margins for the three months ended May 31, 2002 were 41% as compared to 40% for the same period in Fiscal 2001. Product margins for the first six months of both Fiscal years were similar (16%).

	Selling expenses for the six months ended May 31, 2002 decreased by $86,000 (6%). Contributing to this net decrease was cost reductions in existing businesses of $316,000 offset by the additional costs of Usertech/Canterbury for the first quarter of Fiscal 2002 of $402,000. Reduction in sales staff for DMI/Canterbury ($175,000) and CALC/Canterbury ($108,000) represented the largest components of the cost reduction for existing businesses.

	General and administrative expenses decreased in the three months ended May 31, 2002 by $1,033,000 (41%) in Fiscal 2002 as compared to Fiscal 2001. There was over $1,100,000 in non-recurring expenses in the second quarter of Fiscal 2001. The additional costs of Usertech/Canterbury in Fiscal 2002 of $483,000 offset by cost reductions in the other operating subsidiaries comprised primarily of staff related expenses ($180,000) and reduced amortization expense ($240,000). The six-month decrease in Fiscal 2002 over Fiscal 2001 can be attributed to the same factors as mentioned for the three-month decrease.

 	Other Income
	------------
	Other expense decreased by approximately $400,000 for the three and six-month period ended May 31, 2002 versus the same period in Fiscal 2001. This decrease is the result of a loss on sale of property ($317,000) and security impairment write down ($75,000) which occurred in the second quarter of Fiscal 2001 and were non recurring in nature.











                                      19
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.


                          PART II - OTHER INFORMATION

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



























                                     20
FORM 10-Q

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


                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
                  (Registrant)


                  By:/s/ Kevin J. McAndrew
                  -------------------------------------
                  Kevin J. McAndrew
 			President and Chief Executive Officer


                  By:/s/ Kevin J. McAndrew
                  -------------------------------------
                  Kevin J. McAndrew, C.P.A.
                  Chief Financial Officer


July 15, 2002