Form 10-Q
period 2002-08-31
CANTERBURY CONSULTING GROUP INC
filed 2002-10-15
CIK 794927

FORM 10-Q
                              ---------

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

               Quarterly Report Under Section 13 OR 15(d)
               Of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
August 31, 2002                                                     0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
       (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2170505
-------------------------------                -----------------------
(State of Incorporation)                 (IRS Employer Identification Number)


                          352 Stokes Road
                             Suite 200
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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report, October 15, 2002, is 12,130,712 shares.









FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
ASSETS
------
								 August 31,
								    2002       	November 30,
								(Unaudited)	          2001
                                                -----------       ------------
Current Assets:


Cash and cash equivalents 				$   325,477		$   664,850
Accounts receivable, net of allowance for
  doubtful accounts of $457,000 and $452,000 	  5,511,970		  5,728,970
Notes receivable - current portion 			    469,582		    459,029
Prepaid expenses and other assets 			    301,201		    239,470
Inventory, principally finished goods, at cost 	    188,331		    826,851
Deferred income tax benefit 				    149,011		    149,011
                                                -----------       -----------
 	Total Current Assets 				  6,945,572		  8,068,181



Property and equipment at cost, net of
  accumulated depreciation of $2,412,000
  and $2,038,000 						    984,153	 	  1,315,942
Goodwill, net of accumulated amortization of
  $1,234,000  						  4,192,104		  4,162,604
Deferred income tax benefit 				  4,467,096		  4,323,105
Notes receivable 						  6,619,616		  6,966,743
Other assets 						    208,407		    207,547
                                                -----------       -----------
 	Total Assets 					$23,416,948		$25,044,122
 								=========== 	===========






                               See Accompanying Notes

							2




FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
								   August 31,
								      2002       	November 30,
								  (Unaudited)         2001
                                                  -----------     ------------
Current Liabilities:
  Accounts payable - trade 				  $ 1,776,305	$ 1,776,326
  Accrued expenses 						896,080 	  1,014,302
  Unearned revenue 					      877,604	  1,943,240
  Income taxes payable 						   -  	     18,540
  Current portion, long-term debt 				823,761 	    873,439
								  -----------	-----------
	Total Current Liabilities 			    4,373,750	  5,625,847

Long-term debt 						    1,937,616	  2,145,183

Deferred income tax  					    2,947,131	  2,947,131
								  -----------	-----------
 	Total Liabilities 				    9,258,497	 10,718,161


Commitments and contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 12,131,000 and 12,469,000 issued	12,131 	     12,469
  Additional paid-in capital 				  23,759,219	 24,232,735
  Retained earnings (deficit) 			  (5,972,091) 	 (5,916,972)
  Notes receivable for capital stock - related
    parties  						  (3,640,808) 	 (4,002,271)
								  -----------	-----------
 	Total Stockholders' Equity 			  14,158,451	 14,325,961
								  -----------	-----------
 	Total Liabilities and Stockholders' Equity $23,416,948	$25,044,122
								  ===========	===========










                               See Accompanying Notes

							3


FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

		          Three Months Ended August 31,  Six Months Ended August 31,
			    -----------------------------  ---------------------------
  					2002 		  2001 	   2002 	    2001
                              ----          ----         ----         ----
 				   (Unaudited)  (Unaudited) 	(Unaudited) (Unaudited)

Service revenue 		   $3,902,293   $2,712,356   $12,742,931 	 $8,354,340

Product revenue		    4,896,253    5,374,279    12,444,266 	 12,062,301
                           ----------  -----------   -----------  -----------
  Total net revenue  	    8,798,546    8,086,635    25,187,197 	 20,416,641

Service costs and expenses  2,818,704    1,552,583	 8,446,998	  4,789,035
Product costs and expenses  4,491,450    4,363,403	10,810,346	  9,891,404
                           ----------  -----------   -----------  -----------
  Total costs and expenses  7,310,154    5,915,986 	19,257,344	 14,680,439

Gross profit 		    1,488,392    2,170,649	 5,929,853	  5,736,202

Selling	 	            754,507  	 654,972	 2,017,395	  2,004,741

General and administrative  1,739,849	 933,019	 4,568,251 	  4,686,535
                           ----------  -----------   -----------  -----------
  Total operating expenses  2,494,356    1,587,991	 6,585,646 	  6,691,276

Other income/(expenses)
  Interest income 	      167,013  	 225,113	   513,275	    618,118
  Interest expense            (44,835)	 (35,356)	  (149,538)	   (128,184)
  Other  			          731  	 (14,200)	   114,937 	   (333,822)
                           ----------  -----------   -----------  -----------
  Total other income 	      122,909	 175,557	   478,674	    156,112

Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  principle 		     (883,055)	 758,215	  (177,119)	   (798,962)

Provision (benefit) for
  income taxes               (397,000)	 302,000	  (122,000)	    (31,000)
                           ----------  -----------   -----------  -----------
Income (loss) before
  Cumulative effect of
  change in accounting
  principle			     (486,055)	 456,215	   (55,119)	   (767,962)

Cumulative effect of change
  in accounting principle        -            -             -        (213,088)
                           ----------  -----------   -----------  -----------
Net income (loss) 	   $ (486,055) $   456,215   $   (55,119)	$  (981,050)
                           ==========  ===========   ===========  ===========

                               See Accompanying Notes
							4
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   Continued

 			     Three-Months Ended August 31, Six-Months Ended August 31,
 					2002 		  2001 	   2002 	    2001
                              ----          ----         ----         ----
 				   (Unaudited)  (Unaudited) 	(Unaudited) (Unaudited)
Net income (loss) per
share and common share
equivalents

  Net income (loss) 	    $(486,055)  $   456,215    $  (55,119) $  (981,050)

  Basic and diluted per share
   data:

 	Income (loss) before
        cumulative effect of
        change in accounting
 	  principle 		  $(.04)       $.04           $.00        $(.07)
 	Cumulative effect of
        change in accounting
        principle 		    -            -             -           (.02)
                                 ----        -----          ----        -----
 	Net income (loss)         $(.04)       $.04           $.00        $(.09)
                                 ====        =====          ====        =====

  Weighted average number
  of common shares -
  basic                    12,084,000   12,439,500    12,243,400   11,529,700
                           ==========   ==========    ==========   ==========
  Weighted average number
  of common shares -
  diluted                  12,213,100   12,706,700    12,372,500   11,796,900
                           ==========   ==========    ==========   ==========

















                               See Accompanying Notes

							5
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 	   FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

							   August 31, 2002    August 31, 2001
                                             ---------------    ---------------
			 					(Unaudited)	       (Unaudited)
Operating activities:
 Net loss 							$ (55,119) 		$  (767,962)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization 			  381,013 		  1,223,907
   Provision for losses on accounts receivable 	   40,504 		    177,103
   Deferred income taxes 				 (122,000) 		    (31,000)
   401(k) contribution 					   92,501		     83,362
   Receipt of stock for services 			     -  		   (793,240)
   Other assets 					     	      860 		    111,217
   Loss on sale of land 				     -  		    324,455
   Changes in operating assets, net of
   acquisitions
    Accounts receivable 			        176,496) 		  1,095,907
    Inventory 						  638,520 		   (170,089)
    Prepaid expenses and other assets 		  (61,731) 		    463,356
    Income taxes				  		  (18,540) 		   (129,833)
    Accounts payable 					      (21) 		   (561,373)
    Accrued expenses 					 (118,222) 		    (23,805)
    Unearned revenue 				     (1,065,636) 		    (16,322)
							     ---------- 		-----------
Net cash provided by operating activities 	 (111,375) 		    985,683
							     ---------- 		-----------
Investing activities:
  Proceeds from sale of land 				     - 		    399,734
  Capital expenditures, net 				  (42,504)		    (27,943)
  Proceeds from payments on notes receivable 	  336,574 		    297,142
  Other 							  (29,500) 		       -
							     ---------- 		-----------
 Net cash provided by (used in) investing
 activities  						  264,570 		    668,933
							     ---------- 		-----------
Financing activities:
  Purchase of treasury shares 			 (250,323) 			 -
  Proceeds from issuance of common stock 		   15,000 			 -
  Proceeds from revolving line of credit 		  300,000 			 -
  Proceeds from long term debt 			     - 		  1,500,000
  Principal payments on long term debt 		 (557,245) 		 (1,998,070)
							     ---------- 		-----------
 Net cash used in financing activities 		 (492,568) 		   (498,070)
							     ---------- 		-----------
Net increase (decrease) in cash 			 (339,373) 		  1,156,546
							     ---------- 		-----------
Cash, beginning of period 				  664,850 		    885,479
 							     ---------- 		-----------
Cash, end of period 				     $  325,477 		$ 2,042,025
							     ========== 		===========
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

	Description of Business
	-----------------------
	Canterbury Consulting Group, Inc. provides broad based information technology and management consulting services and training to both corporate and government clients. Canterbury's mandate is to become an integral part of its clients' management and technical infrastructure, designing and applying the best products and services to help them achieve a competitive advantage.

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

	The Company has adopted SFAS 142 effective at December 1, 2001. Goodwill has been amortized at approximately $480,000 annually (or $120,000 quarterly) in prior periods. Therefore, no goodwill amortization was recorded in the nine months ended August 31, 2002, and none will be recorded in future periods.

	The Company has completed the transition impairment test in accordance with SFAS 142 and has found no goodwill impairment as of August 31, 2002.

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


                                  10
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

3.  Segment Reporting
    -----------------
	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Summarized financial information for the three months and nine months ended August 31, 2002 and August 31, 2001, for each segment, is as follows:

For the nine months ended August 31,


                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2002             Consulting   Reseller   Staffing   Development    Corporate      Total
----             ----------   --------   --------   -----------    ---------      -----
Revenues 	    $12,015,197 $12,332,002  $727,734   $112,264	$      -     $25,187,197
Income before
 taxes   		    6,445	  662,994	(70,593)   (18,708)	   (757,257)    (177,119)
Assets 		8,264,901	2,866,391	184,110	64,321	 12,037,225   23,416,948
Interest income 	      460	     -         -      	 2,050	    510,765      513,275
Interest expense 	   77,797	      588	   -  	 2,952	     68,201	     149,538
Depreciation and
 amortization  	  314,032	   29,290	 14,573	 6,394	     16,724	     381,013


                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development    Corporate      Total
----             ----------   --------   --------   -----------    ---------      -----
Revenues	     $7,030,789 $11,959,717 $1,210,366  $215,769	$      -     $20,416,641
Income before
 taxes  		  356,005	1,223,520	(202,092)	12,189	 (2,188,584)    (798,962)
Assets 	     10,000,763	3,468,414	 222,778	77,830	 14,565,381   28,335,166
Interest income        -	     -  	    -      	  -       	    618,118	     618,118
Interest expense 	   15,820	    2,538	    -         - 		    109,826	     128,184
Depreciation and
 amortization  	  288,447	   32,693	  16,889	14,011	    871,867	   1,223,907








                                     11

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

For the three months ended August 31,

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2002             Consulting   Reseller   Staffing   Development    Corporate      Total
----             ----------   --------   --------   -----------    ---------      -----
Revenues 	     $3,753,173  $4,893,134  $149,120    $3,119		$      -     $8,798,546
Income before
 taxes  		 (352,626)	    2,570  (143,009)   (7,967)	   (382,023)   (883,055)
Assets 		8,264,901	2,866,391	184,110    64,321		 12,037,225  23,416,948
Interest income  	     -	     -     	   -         - 	          167,013	    167,013
Interest expense 	   24,937		565	   -          881		     18,452	     44,835
Depreciation and
 amortization  	  100,923	    7,764	  4,018	  514			5,633	    118,852

                               Value
                  Training     Added
                     and      Hardware   Technical   Software
2001             Consulting   Reseller   Staffing   Development    Corporate      Total
----             ----------   --------   --------   -----------    ---------      -----
Revenues 	     $ 2,218,701 $5,399,118 $ 380,470   $ 88,346	$      -   	 $ 8,086,635
Income before
 taxes  		   261,130	  647,491	(25,333)	 4,977	   (130,050)     758,215
Assets 		10,000,763	3,468,414	222,778	77,830	 14,565,381   28,335,166
Interest income 	      -	     -  	   -       	  -    	    225,113	     225,113
Interest expense       4,645	    2,505	   -   	  -      	     28,206		35,356
Depreciation and
 amortization  	    66,962	   25,731	  5,397	 1,125	    122,876	     222,091

4.  Property and Equipment
    ----------------------
	Property and equipment consists of the following:

						       August 31,      	November 30,
							   2002		   2001
							  -------	      -----------
Machinery and equipment 			$2,296,291 		$2,253,787
Furniture and fixtures 				   566,576		   566,576
Leased property under capital leases
 and leasehold improvements 			   533,834 		   533,834
							----------	      ----------
 							 3,396,701 		 3,354,197
Less: Accumulated depreciation  		(2,412,548)		(2,038,255)
							----------	      ----------
Net property and equipment 			$  984,153		$1,315,942
 							========== 		==========

                                    12
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

	Depreciation expense for the three months ended August 31, 2002 and August 31, 2001 was $119,000 and $105,000, respectively.

5.  Notes Receivable
    ----------------
	The Company holds a note receivable with a remaining balance in the amount of $2,494,754 at August 31, 2002. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company is scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005.

	In addition, the Company held notes receivable assets from related parties in the aggregate amount of $4,594,444 at August 31, 2002. These notes have interest terms that average 8.5% per year and are scheduled to mature at various dates through December 2006, with a balloon payment of $1,596,000 in December, 2007.

6.  Long-Term Debt
    --------------
						       August 31,      	November 30,
							   2002		   2001
							  -------	      -----------
Long-term obligations consist of:
 	Term loan 					$1,100,000		$1,325,000
 	Revolving credit line 			   300,000 		   100,000
 	Note payable for acquisition 		 1,082,985		 1,169,656
 	Capital lease obligations 		    39,082		    81,743
 	Notes payable - equipment 		   239,310		   342,223
 							---------- 		----------
 	 						 2,761,377		 3,018,622
Less:  Current maturities 			  (823,761)		  (873,439)
							---------- 		----------
 				 			$1,937,616		$2,145,183
 							========== 		==========

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

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank is structured so that as the original term loan

                                   13
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------


of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding debt is $4,000,000, subject to receivable and inventory levels. As of August 31, 2002 the total available line is $2,600,000. During May, 2002 the Bank extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. The Company remains in full compliance with all of the financial covenants of its loan agreement with the Bank.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk sharing threshold by Canterbury. The Company has the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be made during September, 2002. As of September 28, 2002 the Company notified the seller and put back $136,850 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller, but both parties mutually agreed to extend the deadline to September, 2002. On September 30, 2002 the Company paid the seller a total of $342,360, which included accrued interest of $79,210, less the put back of $136,850.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%.

	At August 31, 2002, the note payable had an outstanding balance of $239,310.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $393,000 in 2002; $843,000 in 2003; $1,061,000 in 2004; $300,000 in 2005; and $125,000 thereafter.

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

                                   14
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

 	Year ending November 30, 2002 						$20,987
 	Year ending November 30, 2003 and thereafter 	   			 21,377
 												-------
 	Total minimum lease payments 				    			 42,364
 	Less amount representing interest 			    			 (3,282)
												-------
 	Present value of long-term obligations under capital leases 	$39,082
 												=======
8.  Related Party Transactions
    --------------------------
	On April 10, 2001 the Company sold 550,000 restricted shares of
Canterbury common stock to the following Officers and Directors as an incentive to continue and increase their efforts on behalf of the Company:

Stanton M. Pikus 	   200,000 		Frank A. Cappiello	50,000
Kevin J. McAndrew	   150,000 		Alan Manin		 	25,000
Jean Z. Pikus 	   100,000		Stephen Vineberg	 	25,000

 	These shares of restricted common stock were purchased at $1.04 (the Nasdaq National Market closing price at the time of purchase) with interest bearing, recourse notes made payable to the Company. The notes carried an interest rate of 4.0% and were due and payable on or before April, 2006. These notes and accrued interest were collateralized by the issued shares. Interest was accrued and payable quarterly. Each recipient also has granted the Company a 15-day right of first refusal, in any sale of these shares.

 	On May 16, 2001 the Company sold 700,000 restricted shares of Canterbury common stock to the following Officers and Directors for various services:

Stanton M. Pikus 	   250,000 		Jean Z. Pikus 		75,000
Kevin J. McAndrew	   150,000 		Alan Manin		 	50,000
Frank A. Cappiello   135,000 		Stephen Vineberg	 	40,000

 	These shares of restricted common stock were purchased at $1.15 (the Nasdaq National Market closing price at the time of purchase) with interest bearing, recourse notes made payable to the Company. The notes carried an interest rate of 4.0% and were due and payable on or before May, 2006. These notes and accrued interest were collateralized by the issued shares. Interest was accrued and payable quarterly. Each recipient also has granted the Company a 15-day right of first refusal, in any sale of these shares.

	The principal and interest for both sales may be paid in cash or the transfer of stock valued at 100% of the then current market price of any publicly traded company. There is no prepayment penalty on either principal or interest payments.

	On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes shall become non-recourse as to principal and interest


                                    15
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------


as of September 1, 2002 with the issued shares continuing to collateralize the notes. Principal and interest must be paid by recipients before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company.

 	In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity to the recipients for all of Fiscal 2002. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. The Compensation Committee did not wish any additional dilution of Company stock at the current low prices. Also by reducing the term of the notes the Compensation Committee believes that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.

 	At August 31, 2002 and November 30, 2001, the total notes receivable plus accrued interest for the issuance of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,641,000 and $4,002,000, respectively. The notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%.

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,931,018 at August 31, 2002, the purchase was from an ownership group that purchased the business from the Company in 1996. The Company has maintained the same level of security interest protection and the same debt amortization schedule as before the purchase. The Company earned $408,000 of interest income from these notes in Fiscal 2001, and approximately $300,000 of interest income in the nine months ended August 31, 2002. These notes have interest terms that average 8.5% per year and are scheduled to mature at various dates through December 2006, with a balloon payment of $1,596,000 in December, 2007.

9.  Stock Listing
    -------------
	On February 15, 2002 the Company was notified by Nasdaq that it had until May 15, 2002 to come into compliance with their minimum $1.00 per share requirement for continued inclusion on their National Market listing. The Company was and is in full compliance with the remaining listing requirements of Nasdaq's Maintenance Standard #1. The Company complied with the minimum price requirements by closing at a $1.00 per share for a period of 11 consecutive trading days before May 15, 2002. The minimum requirement was that the Company's common stock close at a $1.00 bid or better for 10 consecutive days. Even though the Company met the minimum price requirement,

                                   16
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

Nasdaq considered intra day trading activity below $1.00 during the 11-day period and did not approve the Company's continued listing on their National
Market listing.   The Company appealed Nasdaq's initial decision and appeared before an appeal panel on June 21, 2002. The appeal was denied and on July 31, 2002 the Company's common stock began trading on the Nasdaq SmallCap Market. In order to stay listed on the Nasdaq SmallCap Market, the Company's stock must close above a $1 bid price for at least 10 consecutive trading days by February 10, 2003. If the minimum closing price requirement is not satisfied the Company's stock will be eligible to be traded on the Bulletin Board. If the Company's stock closes at or above a $1 bid for 30 consecutive days prior to February 10, 2003, the Company's stock will be eligible for re-listing on the Nasdaq National Market.


Item 2. Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
	Working capital at August 31, 2002 was $2,572,000, a decrease of $130,000 since November 30, 2001. The Company's cash position decreased by $340,000 during the first nine months of the fiscal year due primarily to reductions in accrued expenses and unearned revenue. Inventory reduced by $638,000 from year-end due to the fact that several significant hardware orders that were in transit at November 30, 2001 were shipped during December 2001. The amount of inventory related to these shipments totaled $653,000. In conjunction with these transactions, approximately $775,000 in deferred revenue was also recorded.

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

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank is structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding debt is $4,000,000, subject to receivable and inventory levels. As of August 31, 2002 the total available revolver line was $2,600,000. During May, 2002 the Bank extended the term on the revolving line of credit until May 1, 2004.



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

 	As part of the purchase price paid for the acquisition of Usertech in September 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk-sharing threshold by Canterbury. The Company has the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be made during September 2002. As of September 28, 2002 the Company notified the seller and put back $136,850 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller, but both parties mutually agreed to extend the deadline to September, 2002. On September 30, 2002 the Company paid the seller a total of $342,360, which included accrued interest of $79,210, less the put back of $136,850.

	Management believes that future cash flow contributions from the Company's operating subsidiaries will be sufficient to cover cash flow requirements for Fiscal 2002. There was no material commitment for capital expenditures as of August 31, 2002. Inflation was not a significant factor in the Company's financial statements.

	Net cash used in operating activities for the nine months ended August 31, 2002 was ($110,000). This represents a decrease of $1,097,000 over the same nine-month period from the prior year. The reduction in operating cash flow for the nine months ended August 31, 2002 is primarily due to a significant reduction in unearned revenue from year end ($1,065,000), offset by a reduction in inventory of $638,000. Many of the charges and expenses which resulted in a pretax loss of $779,000 for the nine months ended August 31, 2001 were non-cash in nature. The reduced level of operating cash flow experienced in Fiscal 2002 is the direct result of the overall slowdown in corporate spending for IT. The Company will continue to focus on business that is accretive to operating cash flow.

	The Company's August 31, 2002 current ratio improved to 1.59 to 1.00 versus 1.43 to 1.00 at November 30, 2001. With its excess cash, the Company completed a $250,000 stock buy back during the second quarter. As of August 31, 2002, the Company has $2,600,000 availability on its revolving line of credit, subject to its receivable and inventory levels.





                                   18
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

Results of Operations
---------------------
	Revenues
 	--------
 	Total revenues for the three months ended August 31, 2002 increased by $712,000 (9%) over the comparable three-month period in Fiscal 2001. Service revenue increased by $1,190,000 (44%) in the third quarter of Fiscal 2002 versus Fiscal 2001. The increase is the net result of the additional revenue of Usertech/Canterbury of approximately $2,178,000 recorded in the third quarter of Fiscal 2002 and a reduction of revenues from existing businesses of approximately $988,000. For the nine months ended August 31, 2002 total revenues increased by $4,770,000 (23%) over the previous year. This again is the net result of the additional revenue from Usertech/Canterbury for the year of $7,278,000 offset by reduced revenues from existing subsidiaries of $2,508,000. Usertech/Canterbury was acquired in September 2001 and therefore no revenue was reflected during the first, second or third quarters of Fiscal 2001. The reduction in revenue from existing businesses was due in part to the continued negative impact that the terrorist attacks of September 11 had on our training business in the Metro New York City area. Many classes were cancelled, and there was reduced sales activity for the first half of the year. Several of our largest customers were located at Ground Zero. Consulting assignments were delayed or cancelled due to the chaos in and around New York City. The Company's business interruption insurance policy provided limited relief to the economic impact of the terrorist attacks. Proceeds from the policy netted the Company approximately $85,000, which was received in the first quarter of Fiscal 2002 and recorded as Other Income.

	The economic downturn in the technology sector has softened demand for certain training and consulting products during 2002. Several large clients had reduced their training budgets in the second half of the year in response to their own fiscal situations. New software rollouts were delayed and application and technical training revenues suffered during the year as a result. The acquisition of Usertech/Canterbury provides the Company with even more expertise in distance learning. All of the Company's training subsidiaries are beginning to work together to blend existing course content with e-learning delivery capabilities. For clients in and around New York City, as well as the rest of the world, the Company will have the capacity to provide a distance learning solution to those who may choose not to attend classroom training in the future.

	Product revenue decreased in the third quarter of Fiscal 2002 by $478,000 (9%) as compared to the three months ended August 31, 2001. For the nine months ended August 31, 2002 product revenue increased by $382,000 (3%) over the same nine-month period in 2001. The Baltimore-Washington, D.C. market is the hub for much of the Company's product sales. Again, like New York, many of our clients delayed scheduled purchases while dealing with other pressing concerns such as security. The product revenue slowdown in the third quarter is again the result of overall softness in the economy in general and IT spending specifically. Many corporations have delayed capital expenditures due to poor operating results, while some government agencies have slowed

                                   19
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

spending as a result of lower tax revenues over the past year. It was previously believed and reported that a significant portion of USC/Canterbury's future revenue would be greatly reduced as Hewlett Packard and Compaq move more toward an agency relationship, with USC/Canterbury being paid an agent fee which would approximate the current gross profit from each sale. It was thought that the manufacturer would record the revenue and hold the accounts receivable with the customer. This anticipated change in business flow has not been significant to date, and it is now our current understanding that the migration to the agency relationship will begin in the first quarter of Fiscal 2003, and may become significant during the second half of the year.

	The Company is still experiencing revenue slowdown in the early stages of the fourth quarter. If this trend continues both revenues and net income for the fourth quarter will be adversely affected. At this point in time, it appears that a number of clients have pushed significant portions of their IT spending into 2003.

	Costs and Expenses
	------------------
	Total costs and expenses increased by $1,394,000 (23%) during the three months ended August 31, 2002 as compared to the same period of Fiscal 2001.
For the nine months ended August 31, 2002 costs and expenses increased by $4,577,000 (31%). The increase is the result of the additional delivery costs associated with the addition of Usertech of $1,455,000 and $4,570,000 for the three and nine-month period ending August 31, 2002 coupled with increased products costs of $128,000 and $919,000. There were cost reductions in the services segment (not related to Usertech) of approximately $189,000 and $912,000 for the three and nine months ended August 31, 2002.

	Overall gross profit percentage was 17% for the third quarter of Fiscal 2002 as compared to 27% in the third quarter of Fiscal 2001. For the nine months ended August 31, 2002 gross profit was 24% as compared to 28% for the same nine-month period of Fiscal 2001. Service revenue margins for the three months ended August 31, 2002 were 28% as compared to 43% for the same period in Fiscal 2001 and for the nine months ended August 31, 2002 and 2001 service margins were 33% and 43% respectively. Product margins for the first nine months of Fiscal 2002 were 13% as compared to 18% for the same period in Fiscal 2001.

	Year to date margins in the service area have decreased due to under utilization caused by slowdowns in customer spending. Much of the infrastructure cost for training and technical services is fixed in nature. While overall service revenue increased (due to the 2001 acquisition of Usertech/Canterbury) much of the pre-existing revenues had declined from the previous year. While the Company continues to adjust expenses to better match revenue flow, the uncertainty surrounding the economy and corporate IT spending makes forecasting difficult. Product gross margins have been adversely affected by several factors. Again, a slowdown in corporate spending for hardware has made the marketplace much more competitive. Secondly, the recent Hewlett Packard and Compaq merger has eliminated many

                                   20
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		       ------------------------------------------

manufacturer incentive rebate programs that were in place during 2001. The future continuation of these programs is uncertain at this point.

	Selling expenses for the nine months ended August 31, 2002 increased by $13,000 (1%). Contributing to this net increase was cost reductions in existing businesses of $669,000 offset by the additional costs of Usertech/Canterbury for the first nine months of Fiscal 2002 of $682,000. Reduction in sales staff and marketing expense represented the largest components of the cost reduction for existing businesses.

 	General and administrative expenses increased during the three months ended August 31, 2002 by $807,000 (86%) as compared to Fiscal 2001. The increase was due to several factors. New Usertech costs of $631,000 in 2002; $92,000 in Company 401(k) match (which occurred in the second quarter of Fiscal 2001); and increased spending on corporate financial public relations and investment banking services of $70,000 were the major reasons for the 2002 increase. For the nine months ended August 31, 2002, general and administrative expenses decreased by $118,000 (3%). The major components of this net decrease was the result of new Usertech expenses of $1,390,000 in Fiscal 2002, offset by the $1,100,000 of non-recurring expenses which were recorded in the second quarter of Fiscal 2001, as well as reduced goodwill amortization expense of $360,000 in Fiscal 2002.

 	Other Income
	------------
	Other expense decreased by approximately $450,000 for the nine-month period ended August 31, 2002 versus the same period in Fiscal 2001. This decrease is the result of a loss on sale of property ($317,000) and security impairment write down ($75,000) which occurred in the second quarter of Fiscal 2001 and were non-recurring in nature. The Company also recognized $85,000 in other income in the first quarter of Fiscal 2002 from insurance proceeds related to business interruption caused by terrorist attacks on September 11, 2001.

 	Procedures and Controls
 	-----------------------
 	Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




                                      21
FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.


                          PART II - OTHER INFORMATION

Item 1     Legal Proceedings
------
 		None

Item 2     Changes in Securities
------
		None

Item 3     Defaults Upon Senior Securities
------
		None

Item 4     Submission of Matters to a Vote of Stockholders
------
 		None

Item 5     Other Information
------
 		None

Item 6     Exhibits and Reports on Form 8-K
------	(a)  Exhibits:

		Exhibit 99.1 - Certification by Kevin J. McAndrew pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 99.2 - Certification by Kevin J. McAndrew pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(b)  Reports on Form 8-K:  None


















                                     22
FORM 10-Q

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


                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
                  (Registrant)


                  By:/s/ Kevin J. McAndrew
                  -------------------------------------
                  Kevin J. McAndrew
 			President and Chief Executive Officer


                  By:/s/ Kevin J. McAndrew
                  -------------------------------------
                  Kevin J. McAndrew, C.P.A.
                  Chief Financial Officer


October 14, 2002
























                                   23
  CERTIFICATION OF KEVIN J. MCANDREW AS PRESIDENT AND CHIEF EXECUTIVE OFFICER
		    PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14


I, Kevin J. McAndrew, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Canterbury Consulting Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

			/s/ Kevin J. McAndrew
 			---------------------
			Kevin J. McAndrew
			President and Chief Executive Officer


















































	   CERTIFICATION OF KEVIN J. MCANDREW AS CHIEF FINANCIAL OFFICER
 	 	      PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14


I, Kevin J. McAndrew, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Canterbury Consulting Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

			/s/ Kevin J. McAndrew
 			---------------------
			Kevin J. McAndrew
			Chief Financial Officer