Form 10-K
period 2002-11-30
CANTERBURY CONSULTING GROUP INC
filed 2003-03-10
CIK 794927

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                                FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended: November 30, 2002     Commission File Number: 0-15588


                     CANTERBURY CONSULTING GROUP, INC.
                     ---------------------------------


         Pennsylvania                                               23-2170505
-------------------------------                           --------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                                  Identification
                                                                        Number)


352 Stokes Road, Suite 200
Medford, New Jersey                                                     08055
----------------------------                                -----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number:   (609) 953-0044

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this 10-K.   X
                                                         -----
Revenues for the most recent fiscal year were $30,949,421.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock on the Nasdaq SmallCap Market for February 19, 2003 was $1,857,206.

The number of shares outstanding of the issuer's class of common equity, as of February 19, 2003 was 1,732,959.

Documents Incorporated by Reference - Various exhibits from the Company's Registration Statements and such other documents contained in Item 14.

              CANTERBURY CONSULTING GROUP, INC.-FORM 10-K 2002

	                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
------------
	Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Connecticut, Maryland, Ohio, and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products, services and training to help them achieve a competitive advantage by helping their employees to succeed. Our subsidiaries offer the following technology and training solutions:

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

	On April 30, 2001, the Company amended its Certificate of Incorporation to change the name of the Company from Canterbury Information Technology, Inc. to Canterbury Consulting Group, Inc. which better describes the Company's current and future business activities and allows for a more synergistic approach to marketing all of its subsidiaries under one umbrella.

	As a subsequent event, effective January 24, 2003, the Board of Directors declared a one for seven reverse stock split of the Registrant's common stock in order to remain in compliance with Nasdaq's minimum price requirement. All share and per share information has been restated to account for the one for seven reverse stock split. On February 13, 2003, the Company received notification from Nasdaq stating that it had evidenced compliance with all requirements necessary for continued listing on The Nasdaq SmallCap Market.



NARRATIVE DESCRIPTION OF BUSINESS - TRAINING AND CONSULTING
-----------------------------------------------------------
  COMPUTER SOFTWARE TRAINING/SERVICES
  -----------------------------------
	In June 1994, the Company acquired Computer Applications Learning Center
(CALC), a New Jersey based computer software training company. Since 1983, CALC has trained corporate workers and managers at its training centers in New York and New Jersey and on site at Fortune 1000 corporations. During
1995, the Company changed the name of CALC to CALC/Canterbury Corp. to more appropriately reflect Canterbury's role in the corporate training industry. CALC/Canterbury is a Microsoft Certified Technical Education Center, Lotus Authorized Education Center and an authorized center for CISCO certified training as well as CAT and VUE testing. CALC/Canterbury is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. CALC/Canterbury's technical services division offers technology project management, software development, hardware and software installations, web and industry specific web site development. Through CALC
Web University, CALC/Canterbury offers e-commerce enabled, Internet-based training as well as custom designed web delivered courses and instruction.

Future Plans
------------
	Although CALC/Canterbury is currently experiencing a downturn consistent with other businesses in its segment, Canterbury desires to expand CALC/Canterbury by: attempting to make specific acquisitions in the information technology market of companies that provide complementary products and services (such as technical services and Web-based training)
to its significant customer base established over the past nineteen years of operations; and by entering into strategic business partnerships to allow the existing sales force to offer multiple information technology related services and products.  Over time, if the Company's market penetration increases, the services that were subcontracted in the past may be developed and expanded internally.  At the same time, the Company is focused on introducing and promoting all of Canterbury's subsidiaries'
products and services to the existing client base of CALC/Canterbury. The Company is also in the process of reducing the amount of fixed plant
(classrooms and office space) needed by CALC/Canterbury Corp. by combining its operations with the operations of other subsidiaries and attempting to sublease excess training space.

	As a subsequent event, during February, 2003, CALC/Canterbury executed a licensing agreement with ExecuTrain, an international learning solutions provider, whereby it will become part of ExecuTrain's global training network. There are currently 47 ExecuTrain locations throughout the United States and a total of 230 locations in 35 countries. CALC/Canterbury can now offer national and international training delivery to its existing clients with multiple locations. This alliance will also allow
CALC/Canterbury to market itself to new clients who have not used them in the past in the Metro New York market due to its lack of national training capability.

  CUSTOMIZED ERP AND CRM LEARNING SOLUTIONS
  -----------------------------------
	In September, 2001 the Company acquired User Technology Services, Inc. (Usertech), a twenty-three year old technology consulting organization specializing in custom learning solutions for major domestic corporations. The business is headquartered in the Northeast, but Usertech has consultants and account managers throughout the United States. Usertech designs, develops and delivers customized employee training programs in support of client systems implementations using a blend of traditional (instructor-led) and electronic (WBT and CBT) delivery modes. The Company's primary expertise is in Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) application systems. Customized training for PeopleSoft, Oracle, SAP and Seibel software installations are the cornerstone of the business. Usertech's consultants are also proficient in various proprietary software applications that their clients deploy.

	Usertech's alliance relationships are an important component of the company's sales and marketing program. Product and software manufacturer alliances should increase the rate of target market penetration, improve competitive position and generate new sales leads. With Usertech's significant human and intellectual resources and expertise in e-learning delivery platforms, Canterbury's goal is to increase its distance learning offerings in all of its corporate training business. In 2001, after the acquisition, the Company changed the name of User Technology Services, Inc. to Usertech/Canterbury Corp. to properly reflect its role in the Canterbury family of training and technology businesses.

	As a subsequent event, the Company is currently investigating the circumstances relating to a certain previously undisclosed business relationship by the President of its Usertech/Canterbury Corp. subsidiary, which may be in potential conflict with his employment contract. The result of this investigation may result in significant cancellation, modification, acceleration and/or cash flow issues regarding the said President's future contractual compensation. The results of this investigation will be reported separately as appropriate.


Future Plans
------------
	The Company desires to expand this segment of the business in a number of ways. First, additional sales personnel may be deployed in selected key markets throughout the country where there is currently no Usertech/Canterbury representation. Also, if e-learning and blended training solutions continue to grow in popularity, Usertech/Canterbury will work to stay ahead of the curve in its ability to design and deliver such training to its customers. In conjunction with the expansion plans outlined above, the Company intends to cross-market Usertech/Canterbury's services with its other operating subsidiaries. New product focus, such as distance learning for client proprietary systems, is also being expanded in existing markets.

	Usertech/Canterbury also plans to offer its learning solutions through the ExecuTrain national franchise network as a result of the agreement between CALC/Canterbury and ExecuTrain. ExecuTrain has been planning to expand its product offerings in the ERP market and Usertech/Canterbury can now provide quality delivery and service to the client base that ExecuTrain currently services.


MANAGEMENT TRAINING
-------------------
	In September of 1993, the Company acquired Motivational Systems, Inc., a New Jersey-based management and sales training company. Since 1970, Motivational Systems has trained managers and sales professionals from many Fortune 1000 companies, on a national and international basis. Motivational Systems conducts a wide variety of seminars in management and team development, selling and negotiating, interpersonal communication, executive development, organizational problem solving and project management. During 1995, the Company changed the name of Motivational Systems, Inc. to MSI/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the corporate training industry.

Future Plans
------------
	This division's planned expansion may occur by extending its current sales effort into contiguous markets adjacent to its corporate headquarters in Northern New Jersey. Although MSI/Canterbury's revenues and profits are subject to the state of the economy, it could benefit eventually from the consolidation within its training segment.

	MSI/Canterbury also plans to develop, internally, new product offerings, both consultative and on-line, for existing and potential customers, based on their specific needs. With several consultants who are professional course developers on staff, this process has already resulted in additional product revenue streams. It is also intended to continue to introduce MSI/Canterbury's services into our operating subsidiaries.

	MSI/Canterbury also plans to offer its products and services via the ExecuTrain national franchise network in conjunction with the agreement between CALC/Canterbury and ExecuTrain. ExecuTrain has also been looking to expand its product offerings into private sales and management training throughout its franchise network. MSI/Canterbury can now provide quality delivery in this area to ExecuTrain's clients on a national and international basis.


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

Future Plans
------------
	Although acceptance of its product has been slower than anticipated, ATM plans to grow by promoting and selling its document imaging and PC-based retrieval program integrated into its MasterTrak(tm) document tracking program using barcoding as well as rolling out Radio Frequency Identification (RFID) software technology. RFID is a very advanced automated data capture technology. It speeds the collection of data and eliminates the need to read individual barcodes. With RFID technology, no line of sight or direct contact is required between the reader and the tag. ATM is also working to expand its base of national and international dealers and to facilitate increased awareness of the tracking system's new imaging software developed by the company.


NARRATIVE DESCRIPTION OF BUSINESS - VALUE ADDED HARDWARE RESELLER
-----------------------------------------------------------------
	In October, 1999, the Company acquired U.S. Communications, Inc. (USC), an Annapolis, Maryland based value added reseller of desktop and server computer systems to state and local governments as well as commercial private sector companies in the mid-Atlantic market. USC provides a broad range of information technology services other than hardware procurement and installation. Other products and services include software, consulting and network design and management. After the acquisition, the Company changed the name of U.S. Communications to USC/Canterbury Corp. to more appropriately reflect Canterbury's presence and role in the information technology industry.

	The Company predominately resells Hewlett-Packard personal computers and servers as stand alone desktops, workstations and complete networks.
Virtually no inventory is maintained on site as most equipment is drop shipped to the customer location. The consulting and network design services are becoming a more important value added product to the customer base, as they look for a complete solution to their information technology needs.

	USC/Canterbury's future revenue could be greatly reduced as Hewlett Packard and Compaq move toward an agency relationship, with USC/Canterbury being paid an agent fee which would approximate the current gross profit from each sale. It is projected that the manufacturer would record the revenue and hold the accounts receivable with the customer. This anticipated change in business flow has not been significant to date, and it is now our current understanding that the migration to an agency relationship will begin in the first quarter of Fiscal 2003, and will become more significant during the second half of the year.


Future Plans
------------
	This subsidiary's expansion forecast includes additional penetration into existing governmental installations as well as pursuing governmental municipalities in other states. USC has also expanded its sales focus to include commercial clients. The Company is also reviewing possible acquisition candidates in this market as well as introducing other subsidiary products and services into their existing client base.
USC/Canterbury is also expanding its reseller relationship to manufacturers other than Hewlett Packard and Compaq in order to provide its customers with more purchasing options as well as to reduce its dependence on a sole source for product.


NARRATIVE DESCRIPTION OF BUSINESS - TECHNICAL STAFFING
------------------------------------------------------
	In August, 2000, the Company acquired DataMosaic International, Inc., an Atlanta, Georgia based management and systems consulting company, which provides staffing augmentation solutions and consulting services to the information technology industry. Short term and long term contracting along with permanent placement and project management of IT professionals is provided to mid-sized and Fortune 1000 corporations for: technical leaders and specialists, senior programming analysts, programmers, systems support and administration specialists experienced in networking, data communications, LAN/WAN, SQA/testing and technical writing. After the acquisition, the Company changed the name of DataMosaic International to DMI/Canterbury Corp. (DMI).

	DMI has relocated its office presence to Parsippany, New Jersey. The office offers technical recruitment and contracting on a national basis both over the Internet and in conjunction with existing Canterbury subsidiaries and affiliates. DMI is also an internal resource, assisting all Canterbury subsidiaries in recruitment of potential employees.

Future Plans
------------
	DMI/Canterbury Corp. has drastically reduced its fixed costs in order to achieve positive cash flow; although there is no assurance, it is positioned to take advantage of a consolidated business segment as the economy recovers, and the demand for contracting and placement of information technology professionals improves.


MERGER/ACQUISITION PROGRAM
--------------------------
	Canterbury is actively seeking acquisitions of other profitable technology companies within our core competencies:

       * Distance learning development
       * Technical systems design, development, integration and consulting
       * Hardware sales and support
       * Technical recruitment and staff augmentation
       * Internet and intranet consulting, development and implementation


            BUSINESS MODEL - INFORMATION TECHNOLOGY SERVICES

+----------------------------------------------------------------------------------+
|     Computer and    |     Systems     |                    |   Internet and      |
|       Software      |   Integrators   |     Network and    |     Intranet        |
|      Consulting     |      ---        | Systems Developers |   Consultants,      |
|   CALC/Canterbury   |    Hardware/    |   and Installers   |  Developers and     |
|    USC/Canterbury   | Software Sales  |   CALC/Canterbury  |     Providers       |
|    ATM/Canterbury   | CALC/Canterbury |   USC/Canterbury   |  CALC/Canterbury    |
| Usertech/Canterbury | USC/Canterbury  |                    |   USC/Canterbury    |
|                     | ATM/Canterbury  |                    | Usertech/Canterbury |
+----------------------------------------------------------------------------------+
+----------------------------------------------------------------------------------+
|    Technical    |       Training      |    Technical   |  Global Online Training |
|    Training     |       Companies     |  Staffing and  |   Usertech/Canterbury   |
|    Companies    |    MSI/Canterbury   |   Recruiting   |   CALC Web University   |
| CALC/Canterbury |   CALC/Canterbury   | DMI/Canterbury |                         |
|                 | Usertech/Canterbury |                |                         |
+----------------------------------------------------------------------------------+


EMPLOYEES
---------
	As of November 30, 2002, the Company, including all subsidiaries, had 201 employees: 148 full-time employees and 53 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.	DESCRIPTION OF PROPERTIES

	All facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $1,293,000 in Fiscal 2003.

	The following table sets forth the locations of the Company including square footage:

                                                                  Square
Location                                                          Footage
--------                                                          -------
Canterbury Consulting Group, Inc.                                  3,000
352 Stokes Road, Suite 200
Medford, NJ  08055

ATM/Canterbury Corp.                                               3,700
16840 Barker Springs, Suite C300
Houston, TX  77084

CALC/Canterbury Corp.                                             18,600
500 Lanidex Drive
Parsippany, NJ  07054

CALC/Canterbury Corp.                                             10,000
780 Third Avenue, Concourse Level One
New York, NY  10017

CALC/Canterbury Corp.                                              3,000
Woodbridge Place, Gill Lane at Route 1
Iselin, NJ  08830

CALC/Canterbury Corp.                                              7,000
55 Broadway
New York, NY  10006

DMI/Canterbury Corp.                                                 500
500 Lanidex Drive
Parsippany, NJ  07054

MSI/Canterbury Corp.                                               1,800
400 Lanidex Drive
Parsippany, NJ  07054

MSI/Canterbury Corp.                                                 300
500 Lanidex Drive
Parsippany, NJ  07054

USC/Canterbury Corp.                                               2,500
801 Compass Way, Suite 205
Annapolis, MD  21401

Usertech/Canterbury Corp.                                          2,400
Shore Pointe, One Selleck Street
East Norwalk, CT  06855

Usertech/Canterbury Corp.                                          4,000
500 Lanidex Drive
Parsippany, NJ  07054

Usertech/Canterbury Corp                                           1,100
100 E. Campus View Blvd, Suite 155
Columbus, OH  43235


ITEM 3.  LEGAL PROCEEDINGS

	We are not a party to, nor is any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

	The Company's Annual Meeting was held on October 2, 2002, at which time two matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the ratification of Baratz &
Associates, P.A. as the Company's independent auditors and the election of the following Directors: Stanton M. Pikus, Kevin J. McAndrew, Alan
Manin, Jean Zwerlein Pikus, Stephen M. Vineberg, Paul L. Shapiro and
Frank A. Cappiello.

	On August 6, 2002, the shareholder of record date, the number of shares outstanding was 1,732,959 and by October 2, 2002 1,495,990 votes were cast. The proposal for the slate of directors and the proposal for the ratification of Baratz & Associates, P.A. were approved by at least 98% of the votes.


                                 PART II


ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

	The Company trades on the Nasdaq SmallCap Market.  The high and low closing prices (adjusted to reflect the 1 for 7 reverse stock split) of the Company's common stock from December 1, 2000 through February 19, 2003 were as follows:

              MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================
2001   |   1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
       |   -----------   |   -----------   |   -----------   |   -----------
       |  High      Low  |  High      Low  |  High      Low  |  High      Low
Common |  ----      ---  |  ----      ---  |  ----      ---  |  ----      ---
Stock  | $31.08   $10.50 | $13.13    $7.11 | $15.27    $7.70 | $7.71    $4.62
================================================================================
2002   |   1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
       |   -----------   |   -----------   |   -----------   |   -----------
       |  High      Low  |  High      Low  |  High      Low  |  High      Low
Common |  ----      ---  |  ----      ---  |  ----      ---  |  ----     ---
Stock  | $5.74     $3.50 | $7.70     $3.50 | $7.21     $3.36 | $4.20    $1.75
================================================================================
2003   |   1st Quarter   |
       |   -----------   |
       |  High      Low  |
Common |  ----      ---  |
Stock  | $2.73     $1.29 |
==========================


	The approximate number of record holders of the Company's common stock as of November 30, 2002 as determined from the Company's transfer agent's list of record holders was 364. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 3,000 beneficial holders.

	On February 15, 2002 the Company was notified by Nasdaq that it had until May 15, 2002 to come into compliance with their minimum $1.00 per share requirement for continued inclusion on their National Market listing. The Company was and is in full compliance with the remaining listing requirements of Nasdaq's Maintenance Standard #1. The Company complied with the minimum price requirements by closing at a $1.00 per share for a period of 11 consecutive trading days before May 15, 2002. The minimum requirement was that the Company's common stock close at a $1.00 bid or better for 10 consecutive days. Even though the Company met the minimum price requirement, Nasdaq considered intra day trading activity below $1.00 during the 11-day period and did not approve the Company's continued listing on their National Market listing. The Company appealed Nasdaq's initial decision and appeared before an appeal panel on June 21, 2002. The appeal was denied and on July 31, 2002 the Company's common stock began trading on the Nasdaq SmallCap Market. In order to stay listed on the Nasdaq SmallCap Market, the Company's stock needed to close above a $1 bid price for at least 10 consecutive trading days by February 10, 2003.

	In order to remain in compliance with the Nasdaq minimum price requirement, the Board of Directors voted for a one for seven reverse split effective January 24, 2003. On February 13, 2003 the Company received a letter from Nasdaq stating that Canterbury had evidenced compliance with all requirements necessary for continued listing on the Nasdaq SmallCap Market. Accordingly, Nasdaq determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market.

	The Company has never declared a dividend on its common stock and does not plan to do so in the near future.

	The following table summarizes certain information regarding the Company's equity compensation plans.


                                 ( a )                     ( b )                    ( c )
                       Number of Securities          Weighted-average           Number of
                       to be issued upon exercise    exercise price of     securities remaining
                       of outstanding options,       outstanding options,  available for future
                       warrants and rights           warrants and rights   issuance under equity
                                                                           compensation plans
                                                                           (excluding securities
Plan Category                                                              reflected in column (a))
---------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders (1)        279,607                     $10.55                89,441

Equity compensation
plans not approved by
security holders(2)          23,002                     $6.32                  --
                          ---------                     -----               -------
    Total                   302,609                    $10.21                89,441
                          =========                     =====              ========

(1) 1995 Employee Stock Option Plan was approved by the shareholders on July 21, 1995 with an amendment approved by shareholders on August 26, 1996. See Note 11 of Notes to Consolidated Financial Statements, Stock Option Plans for a description of stock option plans.
(2) Options and Warrants issued to consultants outside of the shareholder approved stock option plan.


ITEM 6.  SELECTED FINANCIAL DATA


                  2002         2001         2000         1999         1998
                  ----         ----         ----         ----         ----
Operating data:
Net revenues   $30,949,421  $29,043,842  $29,734,589  $14,209,526  $12,122,879
Net (loss)
 income         (2,017,851)  (7,159,855)   1,058,215      620,768      581,503

Basic per share data:
Net(loss)
 income             $(1.16)      $(4.25)        $.74         $.54         $.67
               ===========  ===========  ===========  ===========  ===========

Balance sheet
data:
Total assets   $18,668,979  $25,044,122  $31,184,412  $27,811,971  $25,700,415
Long-term debt  $1,209,625   $2,145,183     $678,303   $1,989,031   $2,640,075


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement
--------------------
	When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the word "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (1) the Company's success in attracting new business and success of its mergers and acquisitions program; (2) the competition in the industry in which the Company competes; (3) the sensitivity of the Company's business to general economic conditions; and
(4) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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


	LIQUIDITY AND CAPITAL RESOURCES

	Working capital at November 30, 2002, was $1,292,000. This was a decrease of $1,150,000 from the previous year. Accounts receivable decreased by $2,878,000, due primarily to the reduction in revenue during the fourth quarter of Fiscal 2002 as compared to Fiscal 2001. This decline in revenue amounted to $2,865,000 and is the result of the overall decline in spending in the technology sector. Technology and training expenditures by the Company's clients have slowed or been delayed in light of various factors affecting their businesses such as the uncertain economy, the threat of terrorism and the possibility of war or other international conflict. Inventory also decreased by $653,000 in Fiscal 2002 as compared to Fiscal 2001. There was a significant amount of hardware orders in transit at November 30, 2001. There were no such orders in transit at November 30, 2002.

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of November 30, 2002, $475,000 of this loan has been repaid.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank is structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding revolver debt is $2,500,000, subject to receivable and inventory levels. As of November 30, 2002 the total available line is $1,289,000. During May, 2002 the Bank extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of November 30, 2002, the Company is in full compliance with all of the financial covenants of its loan agreement with the Bank.

	If the recent trend of significant monthly losses continues through the first quarter of Fiscal 2003, the Company may then be in breach of its minimum tangible net worth covenant with the Bank as of February 28, 2003. If this is the case, the Company will request a waiver of default from the Bank before the 10-Q for the first quarter is filed.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk sharing threshold by Canterbury. The Company had the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first
$400,000 payment scheduled to be made during September, 2002. As of September 28, 2002 the Company notified the seller and put back $136,850 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller, but both parties mutually agreed to extend the deadline to September, 2002. On September 30, 2002 the Company paid the seller a total of $342,360, which included accrued interest of $79,210, less the put back of $136,850.

	Management believes that continued positive cash flow contributions from the Company's operating subsidiaries and the availability to borrow from its revolving line of credit will be sufficient to cover cash flow requirements for Fiscal 2003. There was no material commitment for capital expenditures as of November 30, 2002. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from operating activities for the year ended November 30, 2002 was $386,000, a decrease of $1,555,000 over Fiscal 2001. The reduction in operating cash flow from 2001 was due in large part to the reduced levels of operating profitability from each of the subsidiaries. Total current assets declined by $3,562,000, while current liabilities were reduced by $2,412,000. The balance sheet has continued to shrink during the first quarter of Fiscal 2003 as business has continued to slow. During Fiscal
2002, the Company used its excess operating cash to purchase over $250,000 of its common stock on the open market and to reduce long-term debt by approximately $950,000. Fiscal 2002 was the eighth consecutive year of positive cash flow from continuing operations. The Company's November 30, 2002 current ratio was 1.40:1.00 versus 1.43:1.0 at November 30, 2001. As of the date of this report, the Company has $1,263,000 available on its revolving line of credit, based upon its current receivable and inventory levels.

	The following table summarizes the Company's contractual obligations as of November 30, 2002:



                               Payments Due By Period

                                      Less Than                              More Than
Contractual Obligations      Total    1 Year        1-3 Years    3-5 Years    5 Years
---------------------------------------------------------------------------------------
Long-term debt            $2,068,664  $  859,039    $1,209,625   $    -     $    -
Capital lease obligations     23,841      23,841          -           -          -
Operating leases           5,386,775   1,458,572     2,441,434   1,354,866    131,903
                          ----------   ---------    ----------   ---------   --------
Total                     $7,479,280  $2,341,452    $3,651,059  $1,354,866   $131,903
                          ==========  ==========    ==========  ==========   ========








RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001

	Revenues
	--------

	Overall revenues increased by $1,905,000 (7%) in Fiscal 2002 over 2001. This net increase is the result of the increased revenue contribution from Usertech/Canterbury ($6,438,000) which operated for a full twelve months in Fiscal 2002 versus only three months in Fiscal 2001. The business was acquired in September, 2001. Offsetting the increase caused by the acquisition of Usertech/Canterbury were reductions in revenues from the other operating segments. The value added hardware reseller segment saw revenues decline by $1,890,000 (12%). Training and consulting revenues exclusive of Usertech/Canterbury declined by $2,038,000 (24%) from Fiscal
2001 levels. Software development revenues experienced a reduction of $46,000 (21%) during Fiscal 2002. Technical staffing revenues for Fiscal
2002 were $558,000 (38%) lower than the previous year. Part of this reduction was the direct result of closing the Atlanta office which had been operating at a loss for a large portion of Fiscal 2001 and early
2002.

	The declining revenue in all of the operating segments is the result of reduced client spending in all phases of information technology and training. Budgets have been reduced or eliminated. Projects have been delayed or reduced in scope. Many businesses are attempting to use internal resources instead of outsourcing in an attempt to save money during these difficult economic times. The Company is dealing with this business downturn in a number of ways. Facility consolidations, workforce reductions in areas other than sales, salary freezes and reductions, and the hiring of more sales personnel are all being utilized as a means to preserve cash and to increase revenues and cash flow.

	CALC/Canterbury has reduced its fixed overhead by sharing its Parsippany, New Jersey facility with both DMI/Canterbury and Usertech/Canterbury. As a subsequent event, during February, 2003 CALC/Canterbury executed a licensing agreement with ExecuTrain, an international learning solutions provider, whereby it will become part of their global training network. As a result, CALC/Canterbury can now offer national and international training delivery to its existing clients with multiple locations. The alliance will also allow CALC/Canterbury to market itself to new clients who have not used them in the past due to its lack of national training capability. CALC/Canterbury is currently in search of qualified sales personnel to help expand its presence in the metro New York City marketplace.

	Usertech/Canterbury experienced a significant downturn in revenues during the last quarter of Fiscal 2002. Several large projects ended during the quarter and were not replaced with new business. Many clients delayed or cancelled large-scale training projects due to their own poor operating results. Many of Usertech/Canterbury's consultants were under utilized during the quarter. As the softness in revenue has continued into the early part of Fiscal 2003, the Company has taken several significant steps to preserve cash flow. First, the Saddlebrook, New Jersey office was closed in December, 2002 and those employees were relocated to Parsippany, New Jersey to share office space with CALC/Canterbury. The Company saved approximately $175,000 annually by not renewing the Saddlebrook lease. There was also a significant workforce reduction during the first quarter of 2003. Twenty-seven (27) employees have been laid off resulting in annual salary and benefits savings of approximately $2,200,000. As a result of this staff reduction, the Usertech/Canterbury's organization was restructured and streamlined resulting in additional savings. Usertech/Canterbury is also searching for two additional account executives in order to reach more potential customers on a national basis. Usertech/Canterbury also plans to offer its learning solutions through the ExecuTrain national franchise network as a result of the agreement between CALC/Canterbury and ExecuTrain. ExecuTrain has been planning to expand its product offerings in the ERP market and Usertech/Canterbury can now provide quality delivery and service to the client base that ExecuTrain currently services.

	USC/Canterbury has been dealing with a number of business issues as a result of the Hewlett-Packard/Compaq merger. Lower margins, more competition and delays in product availability have all taken its toll on revenues and gross profit. Margins in Fiscal 2002 were 12% compared to approximately 19% in Fiscal 2001. Many manufacturer rebate programs have been discontinued. USC/Canterbury is attempting to expand its reseller relationships to manufacturers other than Hewlett Packard and Compaq in order to provide customers with more purchasing options as well as to reduce its dependence on a sole source for product. The majority of USC/Canterbury's clients are municipalities in state and local government. With many state budgets running at a deficit, there is less money being allocated to information technology spending. USC/Canterbury continues to focus on expanding its business to commercial clients to reduce its overall dependence on government clients.

	MSI/Canterbury's management and sales training tends to be a more discretionary expenditure by its clients during difficult economic times. Many clients have reduced or eliminated certain programs for the time being. Over the past thirty years of its existence MSI/Canterbury has experienced the ebb and flow caused by current economic conditions. While dealing with the current downturn, this subsidiary has taken several steps to address the situation. First, MSI/Canterbury has expanded its reach by entering into several alliance programs with local chambers of commerce. There have been reductions in support staff and consultants, while at the same time an ongoing search for qualified sales personnel is being conducted. MSI/Canterbury also plans to offer its services through the ExecuTrain national network in conjunction with the agreement between CALC/Canterbury and ExecuTrain. MSI/Canterbury is also developing distance learning products to complement its live delivery platform.

	ATM/Canterbury has also experienced declining revenues caused in large part to the downturn in spending for information technology products as a result of poor economic conditions in the country. New products are being developed in an effort to penetrate markets that were previously not addressed. Lower priced versions of various software packages are being introduced to new clients who have less demanding performance requirements. ATM/Canterbury continues to search for strategic partners who will use their software as an integral component in a packaged solution for asset tracking or document tracking and retrieval.

	DMI/Canterbury's revenues have been adversely affected by the poor economic condition of many of the industries that it serves. A lack of information technology job openings coupled with a surplus of IT professionals has resulted in the reduction in revenue. In order to combat this difficult operating environment, DMI/Canterbury has established various strategic alliances with major staffing providers who have significant relationships with large customers who are still utilizing outsourced labor. As the economy improves, it is the Company's belief that DMI/Canterbury will be among the first subsidiaries to experience an increase in revenues as the pool of qualified available labor diminishes and job requirements increase.

	The Company continues to advocate and promote cross marketing between all of its operating subsidiaries. During the current economic downturn, the number of opportunities for Canterbury to provide an all-inclusive technology or training solution to its substantial customer list has been limited. All of the subsidiaries continue to present the full complement of Canterbury products and services to their clients. It is management's belief that when business conditions improve, the Company will inherit markets that have been abandoned by competitors who have gone out of business, or who do not have sufficient working capital to take advantage of future opportunities.

	Costs and Expenses
	------------------
	Total costs and expenses increased by $3,295,000 (16%) in Fiscal 2002 versus 2001. This increase is the result of owning Usertech/Canterbury for a full twelve months in Fiscal 2002 versus only three months in 2001. Gross profit on service revenue declined from 39% in Fiscal 2001 to 31% in 2002 due to the effects of the revenue decline from training and consulting coupled with a fairly high fixed cost delivery component.
Product margins, which include hardware and software sales of the Company decreased to 13% in 2002 from 21% in Fiscal 2001. This reduction in gross profit is the result of several factors. First, many of the manufacturer's rebate programs have been eliminated as competitive pricing pressures have forced them to be more cost efficient. Also, in the economy's current state, pricing to customers has become much more competitive. Many clients are seeking out lowest price instead of best overall solution value.

	Consolidated gross margins for the Company decreased to 23% in 2002 versus 29% in Fiscal 2001. Reduced consultant utilization in the training and consulting business segment and significantly reduced margins on hardware as a by-product of the Hewlett Packard/Compaq merger contributed to the overall margin decline.

	Selling expense decreased by $311,000 (10%) in Fiscal 2002 versus 2001. This reduction was the result of several factors. First, Usertech/Canterbury's selling expense increased by $632,000 because it was owned by Canterbury for a full twelve months in Fiscal 2002 versus only three months in Fiscal 2001. Offsetting this increase were reductions in commission expense of $225,000 in USC/Canterbury due to a much lower gross profit level in Fiscal 2002. DMI/Canterbury closed its Atlanta facility in early Fiscal 2002 resulting in a net selling expense savings of $357,000 for the year due to the reduction in sales staff. Reductions in staff at CALC/Canterbury during Fiscal 2002 resulted in approximately
$200,000 in savings and more efficient direct marketing expenditures saved over $62,000 in Fiscal 2002 over 2001. Various other cost reductions in marketing expense and personnel in the other operating units accounted for additional savings of approximately $100,000.

	General and administrative expense was reduced by $37,000 (1%) in Fiscal 2002 as compared to Fiscal 2001. This relatively small change is again the result of various significant factors. First, Usertech/Canterbury's general and administrative expense increased by $1,220,000 due to the fact it was part of Canterbury for the full year in Fiscal 2002 as compared to only three months in Fiscal 2001. Offsetting this increase was a $463,000 reduction in goodwill amortization expense in Fiscal 2002 based on the change in accounting predicated by SFAS 142. Bad debt expense was reduced by $300,000 in Fiscal 2002 over Fiscal 2001, based on the reduced requirements for additional reserves on lower accounts receivable balances. Lower expenses for accounting and other public company expenses saved $97,000 in Fiscal 2002 over 2001. CALC/Canterbury reduced personnel costs by approximately $190,000 in Fiscal 2002 by consolidating functions and streamlining other administrative processes. And finally, DMI/Canterbury reduced its general and administrative expenses by $170,000 due primarily to the closing of the Atlanta office in early Fiscal 2002. Various other reductions in personnel related expenses totaled $37,000.

	As a subsequent event, on March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, has voluntarily reduced their present salaries by 8%. This is in line with a recently instituted 8% salary reduction at one of the Company's largest subsidiaries.

	Other income for Fiscal 2002 represents the $85,000 in insurance proceeds paid to the Company, related to business interruption caused by terrorist attacks on September 11, 2001. In Fiscal 2001 the charge to other expense of ($251,000) was due mainly to a loss of $324,000 related to the sale of real estate during the second quarter of Fiscal 2001.

	Critical Accounting Policies
	----------------------------

Goodwill
--------

	As previously stated, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" as of December 1, 2001. This standard requires that goodwill no longer be amortized, but instead, be tested for impairment on a periodic basis.

	In Fiscal 2002, the Company recorded $584,000 in goodwill impairment charges related to its MSI/Canterbury subsidiary as a result of the continued reduction in demand for sales and management training during the current economic downturn. This charge was recorded in the fourth quarter of the year and is reported under Training and Consulting in the segment reporting footnote for fiscal 2002. The current carrying value of goodwill for MSI/Canterbury, after the impairment charge, is $1,934,000 which is based on management's current expectations of this business' future profitability. Management has lowered its earning expectations for MSI/Canterbury based on the declining, but profitable performance in Fiscal 2002. The carrying values of goodwill for Usertech/Canterbury ($1,315,000) and USC/Canterbury ($359,000) were also reviewed as of November 30, 2002 and no impairment charge was deemed necessary for either subsidiary.

	In Fiscal 2001 the Company recorded $5,958,000 of goodwill impairment charges. $500,000 of this charge was reflected in the second quarter of the year and the balance was recorded in the fourth quarter. Management made the decision to treat the carrying value of goodwill conservatively. DMI/Canterbury goodwill was written down to $0 (total charge of $843,000) due to the uncertainty in the technical staffing marketplace caused by the dot com bust and the softening of spending in this business segment. The net goodwill related to the 1994 acquisition of CALC/Canterbury (Training and Consulting Segment) totaling $4,397,000 was also written off. The lingering current effects of September 11, as well as the uncertainty of future business growth due to the change in business climate surrounding
New York City are the major reasons for this impairment charge. Finally, the net goodwill of $718,000 resulting from the 1997 acquisition of ATM/Canterbury (Software Development Segment) was also written off.
Recent operating results may be indicative that the book value of the goodwill may not be recoverable. Management believes that these impairment charges reflect the net carrying value of goodwill on the November 30, 2001 Balance Sheet under a conservative valuation approach due to the current operating losses and uncertain business environment of CALC/Canterbury, DMI/Canterbury and ATM/Canterbury. All goodwill impairment expense is reflected under Corporate in the segment reporting footnote for fiscal 2001.

	The Company's earnings forecasts for purposes of these impairment tests are consistent with forecasts and budgets currently used in the management of these businesses. The estimated fair value of the goodwill amounts are based upon future expectations, and if actual results are significantly lower, the likelihood is that these estimates would change, resulting in future impairment charges.

Revenue Recognition
-------------------

	As discussed in Note 1 to our Consolidated Financial Statements, the Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. SAB 101 states that revenue is recognized when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The vast majority of our revenue transactions contain standard business terms and conditions that result in a clear determination of when revenues should be recognized.
Our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers and their acceptance of our delivered products and services.

Valuation Allowance-Deferred Tax Assets
-----------------------------------------

	The Company records valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be realized. This process involves forecasting the future profitability of our businesses to determine whether the company is expecting to generate sufficient taxable income to fully utilize our existing tax loss carryforwards and other tax assets that become future tax deductions. The Company has recorded a valuation allowance of $1,883,000 and $960,000 for the years ended
November 30, 2002 and 2001, respectively. The valuation allowance was increased for the year ended November 30, 2002 due to the softness in customer demand during the second half of 2002, that resulted in the Company falling short of budgeted 2002 revenues and earnings. This resulted in a $642,000 expense in fiscal 2002 related to an adjustment to the beginning of the year balance of the valuation allowance.

	At November 30, 2002, the Company had loss carryforwards of $7,840,000 for federal income tax reporting purposes and $10,450,000 for state income tax reporting purposes. Future expiration dates of federal loss carryforwards are as follows: $2,454,000 (2007), $3,182,000 (2012),
$334,000 (2021) and $1,870,000 (2022). State loss carryforwards expire between 2007 and 2009.

	The determination of the valuation allowance is based upon our earnings forecasts that we use in the management of our businesses. Therefore, we are required to make estimates and judgments based upon historical experience and the best information available to us. However, future events are subject to change and we may have to adjust the valuation allowance in future periods, accordingly.


Fiscal 2001 Compared to Fiscal 2000

	Revenues
	--------

	Overall revenues decreased by $691,000 (2%) in Fiscal 2001 over Fiscal 2000. Revenues in the training and consulting segment reflected a net decrease of $492,000 (4%). This decrease however was the result of a significant reduction in revenues from existing subsidiaries of $3,107,000 (27%) (primarily CALC/Canterbury), offset by the addition of revenues from the newly acquired Usertech subsidiary totaling $2,615,000 during the fourth quarter of Fiscal 2001. There were a number of factors which contributed to the revenue reduction from existing subsidiaries (primarily CALC/Canterbury) in this business segment. The events of September 11, 2001 in New York City had a significant effect on total revenues in the fourth quarter of the year. Training in the metro New York City area came to a virtual standstill while the businesses affected by the tragedy struggled to cope with the devastation. Many classes were cancelled, and there was very little sales activity for the last three months of the year. Several of our largest customers were located at Ground Zero. Consulting assignments were delayed or cancelled due to the chaos in and around New York City. The Company's business interruption insurance policy provided limited relief to the economic impact of the terrorist attacks. Proceeds from the policy netted the Company approximately $85,000, which was received in the first quarter of Fiscal 2002.

	Even prior to September 11, 2001, the economic downturn in the technology sector had softened demand for certain training and consulting products during 2001. Several large clients had reduced their training budgets in the second half of the year in response to their own fiscal situations. New software rollouts were delayed and application and technical training revenues suffered during the year as a result. As the first quarter of Fiscal 2002 progresses, the Company is seeing signs that the level of activity by our customers is beginning to improve. The New York City client base is regrouping and the amount of training and consulting opportunities are increasing. The Company is working to expand its sales presence in this market to capture the apparent pent up demand caused by the soft fourth quarter of Fiscal 2001.
Also, the acquisition of Usertech provides the Company with even more expertise in distance learning. All of the Company's training subsidiaries are beginning to work together to blend existing course content with e-learning delivery capabilities. For clients in and around New York City, as well as the rest of the world, the Company will have the capacity to provide a distance learning solution to those who may choose not to attend classroom training in the future.

	Revenues in the value added hardware reseller segment decreased by $704,000 (4%) in Fiscal 2001 versus 2000. Again much of this shortfall occurred during the fourth fiscal quarter of the year as overall technology spending slowed. The reduction in sales volume was more than offset by a significant increase in gross profit from these sales. Margins increased to 20% in Fiscal 2001 from 13% in 2000, as the sales staff was more selective in making proposals coupled with very strong manufacturer rebate program participation.

	Revenues in the technical staffing segment increased by $523,000 (55%) in Fiscal 2001 due to the fact that the acquisition of DMI/Canterbury occurred part way through Fiscal 2000, and did not contribute for a full year.

	Costs and Expenses
	------------------
	Total costs and expenses decreased by $1,277,000 (6%) in Fiscal 2001 versus 2000. Gross profit on service revenue declined from 43% in Fiscal
2000 to 39% in 2001 due to the effects of the revenue decline from training and consulting coupled with a fairly high fixed cost delivery component.
Product margins, which include hardware and software sales of the Company increased to 21% in 2001 from a level of 15% in Fiscal 2000.

	Consolidated gross margins for the Company increased to 29% in 2001 versus 27% in Fiscal 2000.

	Selling expense increased by $563,000 (24%) in Fiscal 2001 over 2000. $270,000 of the increase was due to selling expense incurred by Usertech after the September, 2001 acquisition. The balance of the difference can be attributed to the fact that DMI, which was acquired in August, 2000, had a full year of operations in Fiscal 2001 versus only four months in 2001.

	General and administrative expense increased by $1,750,000 (39%). Again a portion of the increase can be accounted for by the 2001 addition of Usertech ($649,000) and the incremental cost associated with a full year of operations for DMI ($155,000). Other components of the increase include increased provision for bad debt of $315,000; increased salaries of $397,000 and other miscellaneous non-cash corporate write-offs approximating $175,000 (which were recorded in the second quarter of Fiscal 2001).

	Also during Fiscal 2001 the Company recorded $5,958,000 of goodwill impairment charges. $500,000 of this charge was reflected in the second quarter of the year and the balance was recorded in the fourth quarter. DMI/Canterbury goodwill was written down to $0 (total charge of $843,000) due to the uncertainty in the technical staffing marketplace caused by the dot com bust and the softening of spending in this business segment. The net goodwill related to the 1994 acquisition of CALC/Canterbury (Training and Consulting Segment) totaling $4,397,000 was also written off. The lingering current effects of September 11, as well as the uncertainty of future business growth due to the change in business climate surrounding New York City are the major reasons for this impairment charge. Finally, the net goodwill of $718,000 resulting from the 1997 acquisition of ATM/Canterbury (Software Development Segment) was also written off. Recent operating results may be indicative that the book value of the goodwill may not be recoverable. Management believes that these impairment charges reflect the net carrying value of goodwill on the November 30, 2001 Balance Sheet under a conservative valuation approach due to the current operating losses and uncertain business environment of CALC/Canterbury, DMI/Canterbury and ATM/Canterbury.
All goodwill impairment expense is reflected under Corporate in the segment reporting footnote.

	Interest expense was reduced by $160,000 (46%) in Fiscal 2001 as compared to Fiscal 2000. Strong operating cash flow allowed for reductions in borrowings related to the Usertech acquisition and lower floating interest rates provided expense relief during the year.

	Other expense of $2,889,000 was comprised of two components. First a charge of $2,562,000 was recorded during the fourth quarter related to the impairment of an investment available for sale. The approximately 1,400,000 shares of the publicly traded company were accepted by the Company from 1999 until early 2001 as payment for services delivered to this start-up organization. Current market value coupled with the organization's poor balance sheet gave rise to the need for this charge in the fourth quarter of 2001. During the first quarter of 2001 the Company also recorded an investment impairment charge of $75,000 for another security held for sale. Also reflected in other expenses for Fiscal 2001 is a loss of $324,000 related to the sale of real estate during the second quarter of the year.

	Fiscal 2001 results of operations included many non-cash, non-recurring charges to the income statement.

	he following list will summarize thesecharges:

            Goodwill impairment                 $5,958,000
            Investment impairment                2,637,000
            Loss on sale of land                   326,000
            Reserve for uncollectible accounts     533,000
            Debt issuance cost write off            71,000
                                                ----------
                 Total                          $9,525,000
                                                ==========

	If these non-cash, non-recurring charges were eliminated from the Fiscal 2001 Statement of Operation, the Company would have shown a pretax profit of approximately $500,000, before the cumulative effect of a change in accounting principle.


ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

	The financial statements and supplementary data are as set forth in the Index on page 24.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	   FINANCIAL DISCLOSURES

	There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.


					   PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
	    SECTION 16(A) OF EXCHANGE ACT

	The directors, executive officers and control persons of the Company as of November 30, 2002 were as follows:

Name                         Age      Position Held with Company(1)
---------------------        ---      ------------------------------
Kevin J. McAndrew            44       President, Chief Executive Officer,
                                      Chief Financial Officer, Treasurer,
                                      Director
Stanton M. Pikus             62       Chairman of the Board of Directors
Jean Zwerlein Pikus          49       Vice President - Operations, Secretary,
                                      Director
Alan B. Manin(2)             65       Director
Stephen M. Vineberg(2)(3)(4) 61       Director
Paul L. Shapiro(2)(3)(4)     51       Director
Frank A. Cappiello(2)(5)     77       Director

(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company
(2) Independent Board of Directors Member
(3) Member of the Compensation Committee of the Board of Directors.
(4) Member of the Audit Committee of the Board of Directors.
(5) Chairman and Member of the Audit and Compensation Committees of the Board of Directors.

	KEVIN J. McANDREW, President, Chief Executive Officer, Chief Financial Officer and Treasurer as of June 1, 2001. He was Chief Operating Officer since December, 1993; Executive Vice President and Chief Financial Officer of Canterbury since June 21, 1987; Treasurer since January, 1988; and
Director since 1990. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982.
From 1980 to 1983 he was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986 Mr. McAndrew was employed as a Controller for a New Jersey based division of Allied Signal, Inc.

	STANTON M. PIKUS, Chairman of the Board of Directors, was a founder of Canterbury (1981). In June 2001 he resigned as President and Chief
Executive Officer of Canterbury Consulting Group, Inc. but remains an employee of the Company. He graduated from The Wharton School of the University of Pennsylvania (B.S., Economics and Accounting) in 1962. From 1968 until 1984 he worked full-time as President and majority stockholder of Brown, Bailey and Pikus, Inc., a mergers and acquisitions consulting firm that had completed more than twenty transactions. In addition, Mr. Pikus has been retained in the past by various small to medium-sized public and private companies in the capacity of an independent financial consultant.
Mr. Pikus is the spouse of Jean Z. Pikus, who is a Director, a Vice
President and the Secretary of Canterbury Consulting Group, Inc.

	JEAN ZWERLEIN PIKUS, Vice President, Secretary, and Director since December 1, 1984. She was employed by J. B. Lippincott Company, a publishing company, from 1974 to 1983, where she was Assistant Personnel Manager and also created its word processing center, and was responsible for the day-to-day control of word processing and graphic services. In 1984, Ms. Pikus graduated from The Wharton School of the University of Pennsylvania (B.S., Accounting and Management, cum laude). Ms. Pikus is the spouse of Stanton M. Pikus, who is the Chairman of the Board of Directors and an employee of Canterbury Consulting Group, Inc.

	ALAN B. MANIN, Founder and a Director of Canterbury since its inception in 1981. He is currently the President of Atlantis, Inc., a company which provides motivational training to employees of Fortune 1000 companies. He is a graduate of Temple University (B.S., 1960; M.Ed., 1966). He was a teacher and Department Chairman in the Philadelphia School System (1960-1966); a former Vice President and Director of Education for Evelyn Wood Reading Dynamics (1966-1972); a former Director of Northeast Preparatory School
(1973); and President, Chief Operating Officer and founder of Health Careers Academy, a federally accredited (National Association of Trade and Technical Schools) vocational school (1974-1979).

	STEPHEN M. VINEBERG, a Director since 1988, is currently the President and Chief Executive Officer of CMQ, Inc. Previously he was a Vice President of Fidelity Bank, Philadelphia, where he was Chief Operating Officer of the Data Processing, Systems and Programming Divisions. Mr. Vineberg also directed a wholly owned subsidiary of the bank that developed and marketed computer software, operated a service bureau and coordinated all electronic funds transfer activities.

	PAUL L. SHAPIRO, a Director since December, 1992, has worked for McKesson Drug Company for the past 25 years. Recipient of the McKesson President's
Award for 2002. From 1973 through 1975 he was Director of the Pennsylvania Security Officers' Training Academy. In 1973, he graduated from York College of Pennsylvania with a B.S. Degree in Police Administration.

	FRANK A. CAPPIELLO, a Director since 1995, Frank Cappiello is one of the country's leading financial analysts. He is an expert on the national economy and a recognized authority on investments. His background includes: formerly the Chief Investment Officer for an insurance holding company, Research Director of a major stock brokerage firm, and presently President of an investment counseling firm: McCullough, Andrews &
Cappiello, Inc. He helped found and served as a Director/Advisor to a successful venture capital fund and is also a founder and past director of a small business commercial bank, The Bank of Maryland which eventually became part of BB&T Corp, a $44 billion bank holding company. He is the author of four books. Mr. Cappiello has been a faculty member at Johns
Hopkins University and is currently Distinguished Visiting Professor of
Finance at Loyola College in Maryland. Frank Cappiello is best known to television viewers as a regular panelist of the former PBS television series "Wall $treet Week With Louis Rukeyser". This nationally telecasted program was shown weekly on 250 stations with a viewing audience of nearly
3 million people. A panelist for 32 years, he was on the first show in November 1970 and on the last show, March 22, 2002. He is now a regular panelist on Mr. Rukeyser's successor show: "Lou Rukeyser's Wall Street" airing weekly on CNBC Fridays at 8:30 p.m. He has been a frequent guest on the ABC network television program, "Good Morning, America" as well as CNN's "Money Line", CNN Financial's "Market Sweep", and CNBC. He is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration. Mr. Cappiello served in the Marine
Corps as a Lieutenant in an automatic weapons battalion. He is a recipient of the Navy Combat Ribbon.

	Mr. Cappiello serves as the Company's Audit Committee Chairman and the financial statement expert. In performing these duties Mr. Cappiello operates independent from the management of the Company.


ITEM 11.	EXECUTIVE COMPENSATION

	CASH COMPENSATION

	The Company had 148 full-time employees as of November 30, 2002.

                         Summary Compensation Table
                         --------------------------
                                                 Long-Term Compensation
                Annual Compensation          Award                 Payouts
               ---------------------      -----------------------------------
                                 Other             Securities          All
                                Annual  Restricted Underlying         Other
Name &                          Compen-   Stock     Options/  LTIP    Compen-
Principal        Salary   Bonus sation   Awards       SAR    Payouts  sation
Position   Year   ($)      ($)    ($)      ($)        (#)     ($)      ($)
-----------------------------------------------------------------------------
Stanton M. 2002 $247,000  $ -    $ -      $ -           -      $ -     $ -
Pikus(1)   2001  254,000    -      -        -         25,001     -       -
Chairman   2000  210,000    -      -        -         14,287     -       -

Kevin J.   2002 $247,000    -      -        -           -      $ -     $ -
McAndrew(2)2001  218,000  $ -    $ -      $ -         21,429     -       -
President, 2000  149,000    -      -        -         10,001     -       -
Chief
Executive
Officer,
and Chief
Financial
Officer

Jean Z.    2002 $150,000  $ -    $ -      $ -           -      $ -     $ -
Pikus      2001  112,000    -      -        -         12,144     -       -
Vice       2000   92,000    -      -        -          5,715     -       -
President

(1) Prior to June 1, 2001 Stanton M. Pikus held the positions of President and Chief Executive Officer.
(2) Prior to June 1, 2001, Kevin J. McAndrew held the positions of Executive Vice President, Chief Operating Officer and Chief Financial Officer.

	No other Executive Officer received in excess of $100,000 in total annual compensation for the three-year period.

	There were no stock options granted to Executive Officers during Fiscal
2002.

	The Company executed new employment agreements dated June 1, 2001 between the Company and Mr. Kevin J. McAndrew and the Company and Mr. Stanton M.
Pikus, reflecting their new employment arrangements. Each employment agreement is for a period of five years. Each sets forth various services to be performed. Each employee shall receive an annual salary of $245,000 with annual cost of living increases tied to a nationally recognized index, as set forth by the Board of Directors from time to time. These employment agreements supercede and replace the current employment agreements, including the cancellation of bonus opportunities which were to be payable through December 1, 2003. These agreements also include a non-competition prohibition for a period of three years after employment has been terminated.

	On December 1, 2001 the Company executed a five-year employment agreement between the Company and Ms. Jean Pikus. Ms. Pikus shall receive an annual salary of $150,000 with annual cost of living increases tied to a nationally recognized index, as set forth by the Board of Directors from time to time.
The agreement also includes a non-competition prohibition for a period of three years after employment has been terminated.

	As a subsequent event, on March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, has voluntarily reduced their present salaries by 8%. This is in line with a recently instituted 8% salary reduction at one of the Company's largest subsidiaries.


	COMPENSATION PURSUANT TO PLAN

	The following qualified(1) and non-qualified options were granted to executive officers and directors of the Company on the following dates (officers, directors, and more than 5% holders of the Company's common stock received stock options at 100% of the market value on date of grant) as of February 19, 2003.

    Name of              Capacity in                       Date     Exercise
   Individual            Which Served          Options    Granted     Price
=============================================================================
Stanton M. Pikus     Chairman of the Board       7,143    05/18/98    $9.63
                     of Directors               14,286    12/04/98    $3.72
                                                 5,715    08/27/99   $10.92
                                                14,286    11/04/99   $16.80
                                                 3,572    08/02/00   $21.00
                                                10,715(1) 11/28/00(1)$19.46(1)
                                                10,715(1) 01/09/01(1)$10.50(1)
                                                14,286(1) 11/21/01(1) $4.83(1)
----------------------------------------------------------------------------
Kevin J. McAndrew    President, Chief            5,000     05/18/98   $9.63
                     Financial Officer,         10,715     12/04/98   $3.72
                     Treasurer, Director         4,286     08/27/99  $10.92
                                                10,715     11/04/99  $16.80
                                                 2,858     08/02/00  $21.00
                                                 7,143(1) 11/28/00(1)$19.46(1)
                                                 7,143(1) 01/09/01(1)$10.50(1)
                                                14,286(1) 11/21/01(1) $4.83(1)
----------------------------------------------------------------------------
Jean Zwerlein Pikus  Vice President-Operations,  2,858    05/18/98    $9.63
                     Secretary, Director         6,429    12/04/98    $3.72
                                                 2,572    08/27/99   $10.92
                                                 6,429    11/04/99   $16.80
                                                 2,143    08/02/00   $21.00
                                                 3,572(1) 11/28/00(1)$19.46(1)
                                                 3,572(1) 01/09/01(1)$10.50(1)
                                                 8,572(1) 11/21/01(1) $4.83(1)
----------------------------------------------------------------------------
Alan Manin           Director                    1,429    05/18/98    $9.63
                                                 2,500    12/04/98    $3.72
                                                 1,000    08/27/99   $10.92
                                                 2,500    11/04/99   $16.80
                                                 1,429    01/11/00   $25.70
                                                   715    08/02/00   $21.00
                                                 2,858    11/21/01    $4.83
----------------------------------------------------------------------------
Stephen Vineberg     Director                    1,429    05/18/98    $9.63
                                                 2,500    12/04/98    $3.72
                                                 1,000    08/27/99   $10.92
                                                 2,500    11/04/99   $16.80
                                                   715    08/02/00   $21.00
                                                 2,858    11/21/01    $4.83
----------------------------------------------------------------------------
Paul Shapiro         Director                    1,429    05/18/98    $9.63
                                                 2,500    12/04/98    $3.72
                                                 1,000    08/27/99   $10.92
                                                 2,500    11/04/99   $16.80
                                                   715    08/02/00   $21.00
                                                 2,858    11/21/01    $4.83
----------------------------------------------------------------------------
Frank A. Cappiello   Director                    2,858    05/18/98    $9.63
                                                 5,000    12/04/98    $3.72
                                                 2,000    08/27/99   $10.92
                                                 5,000    11/04/99   $16.80
                                                 1,786    08/02/00   $21.00
                                                 5,715    11/21/01    $4.83
----------------------------------------------------------------------------


(1) These options are part of the 1995 Employee Stock Option Plan; however they are incentive stock options. All other options issued as part of the 1995 Stock Option Plan are non-qualified stock options.

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

	COMPENSATION OF DIRECTORS

	In an effort to maintain its current independent directors and if it decides to do so in the future attract additional qualified directors to serve on the Board, Management and the Board of Directors decided on July 29, 2002 that beginning on September 1, 2002 and quarterly thereafter, all independent directors would be paid $2,000 each per quarter as Director's compensation.

	TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

	As a subsequent event, the Company is currently investigating the circumstances relating to a certain previously undisclosed business relationship by the President of its Usertech/Canterbury Corp. subsidiary, which may be in potential conflict with his employment contract. The result of this investigation may result in significant cancellation, modification, acceleration and/or cash flow issues regarding the said President's future contractual compensation. The results of this investigation will be reported separately as appropriate.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)(B) The following table sets forth as of February 19, 2003 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group:

                 Amount and Nature of Beneficial Ownership

                                               Shares Acquirable
    Name of                Shares      Within 60 Days By     % Owned of
Beneficial Owner      Currently Owned  Option Exercise(+)  Company's Shares(*)
-------------------------------------------------------------------------------
Stanton M. Pikus(2)         145,656           80,718              11.12%
Kevin J. McAndrew(1)         72,806           62,146               6.63%
Jean Zwerlein Pikus(1)(2)    44,497           36,147               3.96%
Alan Manin(1)(3)             29,152           12,431               2.04%
Stephen M. Vineberg(1)       15,519           11,002               1.30%
Paul L. Shapiro(1)            3,668           11,002                .72%
Frank A. Cappiello(1)        45,953           22,359               3.36%
                          ---------        ---------             ------
All Officers, Directors
and 5% Stockholders as
a group (7 in number)       357,251          235,805             29.13%
                          =========        =========             ======

____________________________
(+) Stock Options are delineated in the Compensation Pursuant To Plan table in Item 11.
(*) These percentages are calculated using total outstanding shares and options exercisable.

(1) All of said individuals have given a Voting Agreement and First Right of Refusal to Stanton M. Pikus, Board Chairman of the Company.
(2) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each other's shares. 10,288 shares of Canterbury common stock owned in the name of Matthew Zane Pikus Trust are not included in their totals.
(3) 10,462 shares owned by Atlantis Family L.C. of which Mr. Manin is the sole beneficiary, are included in his total.

	CHANGE IN CONTROL

	There has been no change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company has secured key-person life insurance policies for its Corporate Officers. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers            Amount of Policy        Beneficiary
------------------            ----------------        -----------
Kevin J. McAndrew            $1,000,000               Company
Jean Z. Pikus                $  500,000               Company

	The Company has secured key-person life insurance policies for the Presidents of its subsidiaries. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers 		Amount of Policy 		    Beneficiary
------------------		----------------		    -----------
Alan McGaffin                    $1,000,000            ATM/Canterbury Corp.
Glen Hukins                      $1,000,000            CALC/Canterbury Corp.
Gregory Lantz                    $1,000,000            MSI/Canterbury Corp.
Patricia Bednarik                $1,000,000            USC/Canterbury Corp.

	The Company is in the process of researching a key-person life insurance policy on the President of DMI/Canterbury Corp.

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,526,880 at November 30, 2002 from an owner group who purchased the business from the
Company in 1996.  The Company maintained the same level of security interest protection and the same debt amortization schedule.  The Company earned
$395,000, $408,000 and $418,000 of interest income from these notes in Fiscal
2002, 2001 and 2000, respectively.

	At November 30, 2002 and 2001, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,641,000 and $4,002,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $ 1,739,000 of these notes were recourse notes.

	On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity for all of Fiscal 2002 to the recipients. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. The Compensation Committee did not wish any additional dilution of Company stock at the current low prices. Also by reducing the term of the notes the Compensation Committee believes that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	Consolidated Financial Statements filed here include: Balance Sheets at November 30, 2002 and 2001 and Statements of Operations, Stockholders' Equity and Cash Flows for the years ended November 30, 2002, 2001, and 2000. All other schedules for which provision is made in Regulation S-K of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

  Consolidated Financial Statements                                     Page No.
  ---------------------------------                                     --------
  Report of Independent Auditors                                          F 1
  Consolidated Balance Sheets - November 30, 2002 and 2001                F 3
  Consolidated Statements of Operations - Years ended November 30,
     2002, 2001 and 2000                                                  F 5
  Consolidated Statements of Stockholders' Equity - Years ended
     November 30, 2002, 2001,and 2000                                     F 7
  Consolidated Statements of Cash Flows - Years ended
     November 30, 2002, 2000 and 2001                                     F 8
  Notes to Consolidated Financial Statements                              F 10
  Valuation and Qualifying                                                F-24
Accounts                                         F 24

  Exhibits                                                  Sequential Page No.
  --------                                                  -------------------
Exhibit 99.1 - Certification by Kevin J. McAndrew pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification by Kevin J. McAndrew pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

23 - Subsidiaries of Registrant

  3(a) Articles of Incorporation of Canterbury Press, Inc.                  *
  3(b) By-Laws of the Registrant                                            *
  3(c) Certificate of Amendment to Articles of Incorporation changing the
       name to Canterbury Education Services, Inc.                          *
  3(d) Certificate of Amendment to Articles of Incorporation changing the
       name to Canterbury Corporate Services, Inc.                         **
  3(e) Certificate of Amendment to Articles of Incorporation changing the
       name to Canterbury Information Technology, Inc.                    ***
  3(f) Certificate of Amendment to Articles of Incorporation changing the
       name to Canterbury Consulting Group, Inc.                         ****
  4(g) Asset Purchase Agreement between Ceridian Corporation and the
       Registrant                                                       *****
  22  Annual Report and Proxy Statement for 2000 Annual Shareholders
      Meeting                                                          ******
  * Incorporated by reference from the like-numbered exhibit to Form S18 Registration Statement, SEC. File No. 33-6381 filed on July 18, 1986.
  **     Incorporated by reference from the like-numbered exhibit to Form
         S-3/A Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994.
  ***    Incorporated by reference from the Annual Report and Definitive
         Proxy Materials for the 1999 Annual Shareholders Meeting for fiscal year ended November 30, 1999 filed with the SEC on October 7, 2000.
  **** Incorporated by reference from the Definitive Proxy Materials for the 2001 Special Meeting of Shareholders filed with the SEC on March 3, 2001.
  ***** Incorporated by reference from the 8-K filed with the SEC on October 11, 2001.
****** Incorporated by reference from the Annual Report and Definitive Proxy
       Materials for the 2000 Annual Shareholders Meeting for fiscal year ended November 30, 2000 filed with the SEC on October 4, 2001.

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
 None
             As a subsequent event, a Form 8-K was filed with the SEC on January 24, 2003 - The Registrant declared a one for seven reverse split of it s common stock.

					   SIGNATURES
					   ----------

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Consulting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  			  CANTERBURY CONSULTING GROUP, INC.
			  ---------------------------------

Dated:   3/7/03     By /s/ Kevin J. McAndrew
        -------        ---------------------
			  Kevin J. McAndrew, President; Chief Executive Officer;
			  Treasurer

Dated:   3/7/03     By /s/ Kevin J. McAndrew
        -------        ---------------------
			  Kevin J. McAndrew, Chief Financial Officer

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Consulting Group, Inc. and in the capacities and on the dates indicated.

Dated:   3/7/03       By /s/ Stanton M. Pikus
        -------        --------------------
                      Stanton M. Pikus, Director; Chairman of the Board of
                      Directors

Dated:   3/7/03     By /s/ Kevin J. McAndrew
        -------        ---------------------
                    Kevin J. McAndrew, President, Chief Executive Officer;
                    Executive Vice President; Chief Financial Officer;
                    Director

Dated:   3/7/03     By /s/ Jean Zwerlein Pikus
        -------        -----------------------
                    Jean Zwerlein Pikus, Vice President - Operations;
                    Secretary; Director

Dated:   3/7/03     By /s/ Alan Manin
        -------        --------------
                    Alan Manin, Director

Dated:   3/7/03     By /s/ Stephen M. Vineberg
        -------        ---------------------
                    Stephen M. Vineberg, Director

Dated:   3/7/03     By /s/ Paul L. Shapiro
        -------        -------------------
                    Paul L. Shapiro, Director

Dated:   3/7/03     By /s/ Frank A. Cappiello
        -------        ---------------------
                    Frank A. Cappiello, Director

                      Report of Independent Auditors - 2002 and 2001
		         -----------------------------------------------




To the Board of Directors and Stockholders
Canterbury Consulting Group, Inc.
Medford, New Jersey

We have audited the accompanying consolidated balance sheets of Canterbury Consulting Group, Inc. as of November 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Consulting Group, Inc. at November 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Also, as discussed in Note 1 to the consolidated financial statements, effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                    Baratz & Associates, P.A.

Marlton, New Jersey
February 11, 2003

                Report of Independent Auditors 2000
                --------------------------------------------

The Board of Directors and Stockholders
Canterbury Consulting Group, Inc.
(Formerly Canterbury Information Technology, Inc.)


We have audited the consolidated balance sheet of Canterbury Consulting Group, Inc. as of November 30, 2000 and the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position at November 30, 2000 of Canterbury Consulting Group, Inc. and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.







                                              Ernst & Young LLP



Philadelphia, Pennsylvania
February 23, 2001

           CANTERBURY CONSULTING GROUP, INC.-FORM 10-K 2002

                      CONSOLIDATED BALANCE SHEETS
                      November 30, 2002 and 2001


ASSETS
------
                                              2002               2001
                                              ----               ----
Current Assets:

Cash and cash equivalents               $   395,477          $   664,850

Accounts receivable, net of allowance
  for doubtful accounts of $383,000
  and $452,000                            2,850,934            5,728,970

Notes receivable - current portion          492,377              459,029

Prepaid expenses and other assets           321,826              239,470

Inventory, principally finished goods,
  at cost                                   173,118              826,851

Deferred income tax benefit                 272,660              149,011
                                        -----------          -----------
      Total Current Assets                4,506,392            8,068,181


Property and equipment at cost, net of
  accumulated depreciation of $1,349,000
  and $2,038,000                            885,302           1,315,942

Goodwill                                  3,608,381           4,162,604

Deferred income tax benefit               2,987,728           4,323,105

Notes receivable                          6,474,266           6,966,743

Other assets                                206,910             207,547
                                        -----------         -----------

      Total Assets                      $18,668,979         $25,044,122
                                        ===========         ===========



					Continued
				See Accompanying Notes

                      CONSOLIDATED BALANCE SHEETS
                      November 30, 2002 and 2001
                               Continued

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                              2002               2001
                                              ----               ----
Current Liabilities:

  Accounts payable - trade                $   618,124       $ 1,776,326
  Accrued expenses                            821,298         1,014,302
  Unearned revenue                            892,249         1,943,240
  Income taxes payable                           -               18,540
  Current portion, long-term debt             882,880           873,439
                                          -----------       -----------
      Total Current Liabilities             3,214,551         5,625,847

Long-term debt                              1,209,625         2,145,183

Deferred income tax                         2,036,203         2,947,131
                                          -----------       -----------
      Total Liabilities                     6,460,379        10,718,161


Commitments


Stockholders' Equity:

  Common stock, $.001 par value,
    50,000,000 shares authorized;
    1,732,959 and 1,781,222 issued
    and outstanding                             1,733             1,781
  Additional paid-in capital               23,782,498        24,243,423
  Retained earnings (deficit)              (7,934,823)       (5,916,972)
  Notes receivable for capital stock -
    related parties                        (3,640,808)       (4,002,271)
                                          -----------        -----------
      Total Stockholders' Equity           12,208,600        14,325,961
                                          -----------       -----------
      Total Liabilities and Stockholders'
          Equity                          $18,668,979       $25,044,122
                                          ===========       ===========


                            See Accompanying Notes

                  CONSOLIDATED STATEMENTS OF OPERATIONS
               Years ended November 30, 2002, 2001 and 2000

                                   2002             2001              2000
                                   ----             ----              ----
Service revenue                $16,459,836      $12,618,210       $12,587,921
Product revenue                 14,489,585       16,425,632        17,146,668
                               -----------      -----------       -----------
  Total net revenue             30,949,421       29,043,842        29,734,589

Service costs and expenses      11,275,224        7,658,539         7,195,514
Product costs and expenses      12,571,259       12,892,888        14,633,006
                               -----------      -----------       -----------
  Total costs and expenses      23,846,483       20,551,427        21,828,520

Gross profit                     7,102,938        8,492,415         7,906,069

Selling                          2,629,314        2,939,810         2,377,340
General and administrative       6,199,008        6,236,047         4,486,552
Goodwill impairment                583,723        5,957,753              -
                               -----------      -----------       -----------
  Total operating expenses       9,412,045       15,133,610         6,863,892

Other income/(expenses)
  Interest income                  646,845          689,723           715,829
  Interest expense                (198,725)        (186,348)         (346,457)
  Other                             89,336         (251,538)          510,014
  Investment impairment               -          (2,637,285)         (165,000)
                               -----------      -----------       -----------
  Total other income/(expense)     537,456       (2,385,448)          714,386

(Loss) income before income
  taxes and cumulative effect
  of change in accounting
  principle                     (1,771,651)      (9,026,643)        1,756,563

Provision (benefit) for income
  taxes                            246,200       (2,079,876)          698,348
                               -----------      -----------        -----------
(Loss) income before cumulative
  effect of change in accounting
  principle                     (2,017,851)      (6,946,767)        1,058,215
Cumulative effect of change
  in accounting principle             -            (213,088)            -
                               -----------      -----------       -----------
Net (loss) income              $(2,017,851)     $(7,159,855)       $1,058,215
                               ============     ============     ============


                                 Continued
                            See Accompanying Notes

                  CONSOLIDATED STATEMENTS OF OPERATIONS
               Years ended November 30, 2002, 2001 and 2000
                               Continued

                                   2002             2001            2000
                                   ----             ----            ----

Net (loss) income per share
and common share equivalents

  Net (loss) income            $(2,0171,851)    $(7,159,855)     $1,058,215

  Basic:

    (Loss) income before
      cumulative effect of
      change in accounting
      principle                      $(1.16)         $(4.13)           $.74
    Cumulative effect of
      change in accounting
      principle                         -              (.12)             -
                                     ------          ------            ----
    Net (loss) income                $(1.16)         $(4.25)           $.74
                                     ======          ======            ====

  Diluted:

    (Loss) income before
    cumulative effect of
    change in accounting
      principle                      $(1.16)         $(4.13)           $.67
    Cumulative effect of
    change in accounting
      principle                         -              (.12)            -
                                     ------          ------           -----
    Net (loss) income                $(1.16)         $(4.25)           $.67
                                     ======          ======            ====
  Weighted average number of
  common shares - basic           1,742,500       1,682,800       1,432,500
                                 ==========       =========       =========
  Weighted average number of
  common shares -diluted          1,742,500       1,682,800       1,575,500
                                 ==========      ==========       =========


                            See Accompanying Notes

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
                                    Years Ended November 30, 2002, 2001 and 2000

                                                                                 Accumulated     Notes       Total
                           Common     Common   Additional    Retained             Other         Receivable   stock-
                           Stock      Stock     Paid-in-     Earnings   Treasury  Comprehensive for Capital  holders'
                           Shares     Amount    Capital      (Deficit)  Stock     Income/(Loss)    Stock      Equity
Balance,                   ------     ------    -------       -------   -----      ------        -----      ------
November 30, 1999        1,358,306  $1,358    $19,954,998     $184,668  $(407,300)  $(472,215)  $(388,696)  $18,872,813

Net income                                                   1,058,215                                        1,058,215
Unrealized gain on available
for sale securities                                                                 1,251,459                 1,251,459
Total comprehensive                                                                                          ----------
income                                                                                                        2,309,674
401(k) Company match         2,307       2         59,496                                                        59,498
Additional issuance of
common stock for
acquisitions                58,775      59        899,503                                                       899,562
Issuance of common shares
to employees, directors
and consultants for notes  114,286     114      1,551,886                                      (1,552,000)         -
Contributed common shares   (7,143)     (7)             7                                                          -
Notes receivable for
capital stock                                                                                     (61,446)      (61,446)
Balance,                 ----------  -------  -----------    ----------  ---------  ----------  -----------  -----------
November 30, 2000        1,526,531   1,526     22,456,890    1,242,883   (407,300)    779,244  (2,002,142)   22,080,101

Net loss                                                    (7,159,855)                                     ( 7,159,855)

Unrealized loss on available
for sale securities                                                                 (779,244)                  (779,244)
Total comprehensive
loss                                                                                                         (7,939,099)
401(k) Company match         5,808       6         83,357                                                       (83,363

Issuance of common shares
to employees, directors
and consultants for
notes                      253,928     254      2,101,471                                      (2,101,725)         -
Retirement of treasury
shares                      (5,045)     (5)      (407,295)                407,300                                  -
Reserve for interest on
notes receivable for
capital stock                                                                                     101,596       101,596
Balance,                 ----------  -------  -----------    -----------  --------  ----------  ----------- -----------
November 30, 2001        1,781,222  $1,781    $24,243,423   (5,916,972) $    -      $    -    $(4,002,271)  $14,325,961
                         ==========  =======  ===========    ===========  ========  ==========  ===========   ===========

Net loss                                                    (2,017,851)                                      (2,017,851)

401(k) Company match        16,755      17         82,082                                                        82,099
Retirement of
 promissory notes          (36,430)    (37)      (364,913)                                        364,950           -
Purchase and retirement
  of treasury shares       (35,285)    (35)      (250,288)                                                     (250,323)
Additional issuance of
common stock for
capital                      6,697       7         14,993                                                        15,000
Issuance of stock
 options to consultants                            57,201                                                        57,207
Notes receivable for
capital stock                                                                                      (3,487)       (3,487)

Balance,                 ----------  -------  -----------  -----------  --------  ----------  -----------   -----------
November 30, 2002        1,732,959  $1,733    $23,782,498  $(7,934,823) $  -       $    -     $(3,640,808)  $12,208,600
                         ==========  =======  ===========  ===========  ========  ==========  =========--     ===========

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended November 30, 2002, 2001 and 2000

                                               2002        2001         2000
Operating activities:                          ----        ----         ----
Net (loss) income                         $(2,017,851) $(7,159,855) $1,058,215
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              485,924      969,959   1,036,748
   Provision for losses on accounts
    receivable                                130,887      433,214      75,409
   Goodwill impairment                        583,723    5,957,753        -
   Investment impairment                         -       2,562,284        -
   Deferred income taxes                      323,000   (2,162,905)    588,000
   Loss on sale of land and vehicles             -         326,176        -
   401(k) contributions issued in stock        82,099       83,363      59,498
   Receipt of stock for services                 -        (793,240) (1,108,250)
   Other assets                                   637      288,337     140,642
   Changes in operating assets, net
    of acquisitions
     Accounts receivable                    2,640,644    1,221,448  (2,053,971)
     Inventory                                653,733     (624,820)     (3,268)
     Prepaid expenses and other assets        (75,725)     495,255     152,965
     Income taxes                             (18,540)    (111,293)    129,833
     Accounts payable                      (1,158,202)    (501,120)  1,015,021
     Accrued expenses                        (193,004)     (73,142)     35,572
     Unearned revenue                      (1,050,991)   1,029,565    (251,035)
                                           ----------   ----------  ----------
Net cash provided by operating activities    386,334     1,940,979     875,379
                                           ----------   ----------  ----------
Investing activities:
   Proceeds from sale of land                    -         399,734        -
   Cash paid for acquisition                     -      (2,350,334)       -
   Capital expenditures, net                 (55,284)      (75,920)   (110,969)
   Proceeds from payments on notes
       receivable                            459,129       405,064     363,805
   Other                                     (29,500)         -           -
                                           ---------     ----------  ---------
Net cash provided by/(used in)
       investing activities                  374,345    (1,621,456)    252,836
                                          ----------    ----------  ----------
Financing activities:
   Purchase of treasury shares              (250,323)         -           -
   Proceeds from issuance of common
    stock                                     15,000          -           -
   Proceeds from revolving line of credit    300,000     1,500,000        -
   Proceeds from long term debt                 -        1,500,000        -
   Proceeds from payments on notes
    receivable for capital stock -
    related parties                           48,724          -           -
   Principal payments on long term debt   (1,143,453)   (3,540,152) (1,253,170)
   Deferred finance costs                       -             -        (50,000)
                                          ----------    ----------  ----------
Net cash used in refinancing activities   (1,030,052)     (540,152) (1,303,170)
                                          ----------    ----------  ----------
Net decrease in cash                        (269,373)     (220,629)   (174,955)
Cash, beginning of year                      664,850       885,479   1,060,434
                                           ---------     ----------  ----------
Cash, end of year                         $  395,477    $  664,850   $ 885,479
                                          ==========    ==========  ==========

                            Continued, See Accompanying Notes

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            Years Ended November 30, 2002, 2001 and 2000 (Continued)

Supplemental schedule of noncash investing and financing activities:

In September 2002 the Company offset $106,505 of uncollected, guaranteed accounts receivable against the first $400,000 note payment to the seller of Usertech/Canterbury.

	In July 2002 the Company issued 16,755 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement at fair market value.

	Also in July 2002 10,715 shares of restricted stock tied to the stock issued in February and April 2001 were cancelled and then added to the authorized but unissued stock total.

	In December, 2001 25,715 shares of restricted stock tied to the stock issued in February and April 2001 were cancelled and then added to the authorized but unissued stock total.

	In November, 2001 the Company issued 7,143 shares of restricted common stock to a consultant of the Company for a note receivable at fair market value.

	In September 2001, the Company issued a $1,200,000 note payable to the seller as part of the purchase price of Usertech as described in Note 2.

	In September 2001, in conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable.

	In July, 2001 the Company cancelled 3,314 shares of restricted common stock and then added that amount to the authorized but unissued shares total at fair market value.

	In May, 2001 the Company received 421,684 shares of common stock from an affiliated third party valued at a fair market value of $793,240 for services provided.

	In May, 2001 the Company issued 107,143 shares of restricted common stock to Officers, Directors and consultants of the Company for notes receivable at fair market value.

	In May, 2001 the Company converted a $200,000 miscellaneous receivable from a related party into a six-year term note with interest accruing at 4.8% on the unpaid balance.

	In April, 2001 the Company issued 97,858 shares of restricted common stock to Officers, Directors and consultants of the Company for notes receivable at fair market value.

	In February, 2001 the Company issued 41,786 shares of restricted common stock to Officers, Directors and consultants of the Company for notes receivable at fair market value.

	During February and March 2001 the Company issued 36 and 5,774 shares of restricted common stock, respectively, to its defined contribution plan to fulfill its matching contribution requirement at fair market value.

	In August, 2000 the Company issued 31,632 shares of its common stock for the purchase of certain assets of DataMosaic International, Inc at fair market value.

	In July, 2000 the Company issued 114,286 shares of restricted common stock to Officers, Directors and consultants of the Company for notes receivable at fair market value.

	In March, 2000 the Company issued 2,858 shares of restricted common stock as an adjustment to the purchase price of certain assets of U.S. Communications,
Inc. purchase at fair market value.

	During March, 2000 the Company issued 2,307 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement at fair market value.

	During 2000, the unrealized gain on investments increased by $1,251,000.

	During 2000, the Company received 660,000 shares of restricted common stock from an affiliated third party valued at a market value of $1,257,750 for services provided at fair market value.

	The income taxes paid for Fiscal 2002, 2001, and 2000 were as follows:
$76,600, $194,300, and $35,700, respectively.

	Interest paid during Fiscal 2002, 2001, and 2000 were as follows:
$198,725, $186,348, and $346,457 respectively.

1.  Operations and Summary of Significant Accounting Policies

Description of Business
-----------------------

	Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury is comprised of six operating subsidiaries with offices located in New Jersey, New York, Connecticut, Maryland, Ohio, and Texas. The focus of the Canterbury companies is to become an integral part of our clients IT solution, designing and applying the best products, services and training to help them achieve a competitive advantage by helping their employees to succeed. Our subsidiaries offer the following technology and training solutions:

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

	For information about the Company's revenues, profit or loss, and assets by segment, see Note 3 of the Notes to Consolidated Financial Statements starting on page F-14.

Principles of Consolidation
---------------------------

	The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

Use of Estimates
-----------------

	Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Revenue Recognition
--------------------

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

Change in Accounting
--------------------

	The Securities and Exchange Commission (SEC) issued Staff
Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to December 1, 2000. The implementation of SAB 101 resulted in a change in accounting for certain product shipments where title did not transfer to the customer until delivery occurred. The cumulative effect of the change for implementation of SAB101 resulted in a charge to the first quarter of fiscal 2001 income of $213,088 (net of income taxes of $109,773). For the first quarter ended February 28, 2001, the Company recognized $1,560,000 of revenue which was included in the cumulative effect adjustment. The effect of that revenue on fiscal 2001 was to increase income by $213,088 (net of income taxes of $109,773) during that period.

	As of December 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill subsequent to its acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis (see Note 6).

Statement of Cash Flows
-----------------------

	For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

Accounts Receivable
-------------------
The carrying value of accounts receivable is based upon customer invoiced amounts due to us, adjusted for allowances for doubtful accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we estimate allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience.

Notes Receivable
----------------
The carrying value of notes receivable is based upon their principal amounts as of November 30, 2002 and 2001. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.



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

	The following estimated useful lives are used:

	Building and improvements             7 years
	Equipment                        3 to 5 years
	Furniture and fixture            5 to 7 years

Capitalized Software
--------------------

	Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," are included in property, plant and equipment under machinery and equipment.

Long-lived Assets (Other than Goodwill)
---------------------------------------

	The company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cashflows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Income Taxes
------------

	Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the
US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by valuation allowances to amounts that are more likely than not to be realized.

Net (Loss) Income Per Share
---------------------------

	Basic net (loss) income per share is computed using the weighted average number of shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares and dilutive equivalent shares outstanding during the period. Dilutive equivalent shares consist of stock options. US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted per share computation. For fiscal 2002 and 2001, due to our net losses, all of our outstanding options (see Note 11) were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we earned a profit during fiscal 2002, we would have added 10,000 equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Reverse Stock Split
--------------------

	As a subsequent event, on January 24, 2003, the Company's Board of Directors approved a one-for-seven reverse stock split of the Company's common shares. All share and per share information contained in these financial statements gives retroactive effect to the 1-for 7 reverse stock split.

Concentration of Risk
----------------------

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

	For the year ended November 30, 2002, one customer accounted for 13% of revenues in the training and consulting segment and another accounted for 10% of this segment's revenues. Neither customer accounted for more than 10% of consolidated revenues.

	For the year ended November 30, 2002, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment).
Total purchases under this contract represented 45% of this segment's revenue and 21% of consolidated revenue. If this contract were not replaced or extended in September 2003, there would be no vehicle in place for USC/Canterbury to sell into the City. A second group of customers, from a county in Virginia, accounted for 38% of revenues in the reseller segment and 18% of consolidated revenues. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in September 2003. Also in this segment one vendor represented 49% of the product cost in this segment and 26% of consolidated costs. Another major vendor represented 24% and 13% of segment and consolidated costs and expenses, respectively.

	Five of the six operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues for Fiscal 2002 were generated in these two geographic regions.

	During Fiscal 2001, the Company had one customer who accounted for 32% of the revenue in the Value Added Hardware Reseller segment, and 18% of consolidated revenues for the year. Also during 2001, the Company had one vendor who accounted for approximately 64% of product purchases in the Value Added Hardware Reseller segment.

Fair Value of Financial Instruments
-----------------------------------

	The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate.
Management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value.

Reclassifications
-----------------

	Certain reclassifications have been made to prior years balances in order to conform to current presentations.

Comprehensive (Loss) Income
---------------------------

	For the years ended November 30, 2002, 2001 and 2000, net comprehensive
(loss) income amounted to ($2,017,851) ($7,939,099) and $2,309,674, respectively. Comprehensive income consists of net income/(loss) and net unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.

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


2.  Acquisitions
----------------

	SFAS 141 "Business Combinations," eliminated the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

	The Company completed the acquisition of User Technology Services, Inc. ("Usertech") with an effective date of September 1, 2001. The purchase of 100% of the outstanding shares of Usertech common stock was accounted for using the purchase method of accounting. The Company paid $2,350,000 in cash; $116,000 for direct cost of acquisition; $1,200,000 in notes payable over three years, plus the assumption of $851,000 in liabilities. The
Company recorded goodwill of approximately $1,316,000 related to this acquisition.

	The allocation of the purchase price is as follows:

           Accounts receivable          $2,550
           Other current assets            129
           Fixed assets, net               494
           Deferred tax asset               28
           Goodwill                      1,316
                                         -----
               Total                    $4,517
                                        ======

	Usertech provides e-learning support, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) planning, implementation and training, as well as post implementation support, for clients who have installed Peoplesoft, SAP and Oracle software. Proprietary software packages are also supported through a national network of skilled consultants.


3. Segment Reporting
-----------------

	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Prior to the adoption of SFAS 142 for fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For fiscal 2002, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142. Summarized financial information for each segment is as follows:

                   Training      Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $15,543,062  $14,317,134  $916,774  $172,451    $     -       $30,949,421
(Loss) income
  before taxes     (1,243,897)     752,165   (64,877)  (24,612)   (1,190,430)    (1,771,651)
Assets              6,020,944    1,236,699   147,378    64,770    11,199,188     18,668,979
Interest income           469         -         -        2,049       644,327        646,845
Interest expense       97,611        2,849      -        3,789        94,476        198,725
Depreciation and
amortization          415,561       19,993     9,608    22,799        17,963        485,924

                   Training    Value Added
                     and         Hardware   Technical   Software
2001              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $11,143,355  $16,207,436  $1,474,855  $218,196   $     -       $29,043,842
(Loss) income
   before taxes        72,513    2,009,880    (258,438)   (9,209)  (10,841,389)   (9,026,643)
Assets              5,008,116    2,720,190     231,276   101,028    16,983,512    25,044,122
Interest income          -           7,244        -         -          682,479       689,723
Interest expense       37,188          691       1,113     2,078       145,278       186,348
Depreciation and
amortization          388,944       67,535      22,167    19,949       471,364       969,959

                   Training    Value Added
                     and         Hardware   Technical   Software
2000              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $11,635,568  $16,911,400  $  952,353  $235,268  $      -       $29,734,589
Income (loss)
   before taxes     1,589,818    1,078,438      53,291   (17,342)    (947,642)     1,756,563
Assets              9,391,462    4,336,849   1,280,657   393,073   15,782,371     31,184,412
Interest income          -            -           -         -         715,829        715,829
Interest expense       45,252       14,651        -         -         286,554        346,457
Depreciation and
amortization          487,654       39,661      27,276    22,310      459,847      1,036,748




4.  Notes Receivable
--------------------

	The Company holds a note receivable with a remaining balance in the amount of $2,439,762 at November 30, 2002. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company is scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005.

	In addition, the Company held notes receivable assets from related parties in the aggregate amount of $4,526,880 at November 30, 2002. These notes have interest terms that average 8.5% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006.

	The company has received all scheduled monthly installments for notes receivable outstanding as of November 30, 2002 and 2001.


5.  Property and Equipment
--------------------------
	Property and equipment, which is recorded at cost, consists of the following:

                                               2002            2001
                                               ----            ----
Machinery and equipment                     $1,630,274      $2,618,490
Furniture and fixtures                         454,407         566,576
Leased property under capital leases
    and leasehold improvements                 149,345         169,131
                                            ----------     -----------
                                            2,234,026        3,354,197
Less: Accumulated depreciation             (1,348,724)      (2,038,255)
                                           ----------      -----------
  Net property and equipment               $  885,302      $ 1,315,942
                                           ==========      ===========

	Accumulated depreciation of leased property under capital leases totaled $126,000 in 2002. Depreciation expense for 2002, 2001, and 2000 was
$486,000, $471,000 and $565,000, respectively.

	During Fiscal 2002, the Company retired approximately $1,157,000 worth of fully depreciated fixed assets. During 2001, the Company sold non-operating land and a building with a carrying value of $725,910. The net proceeds from the sale were $399,734. The loss on the sale totaling
$326,176 was recorded in other expenses on the income statement for Fiscal
2001.

6.  Goodwill
------------
	As of December 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill subsequent to its acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed our annual goodwill impairment tests as of November 30, 2002.

	The Company recorded $584,000 of goodwill impairment charges related to MSI/Canterbury (Training and Consulting Segment) at November 30, 2002.
The continuing economic downturn has caused a significant reduction in MSI/Canterbury revenues and operating income over the past three years.
This fair value of MSI/Canterbury was estimated based upon our future earnings expectations for this business as of November 30, 2002. The
Company believes that the adjusted carrying value of goodwill associated with MSI/Canterbury more accurately reflects the current fair value of the business. No other goodwill impairment was found at November 30, 2002.

	Prior to the adoption of SFAS 142 for fiscal 2002, goodwill was amortized over periods ranging from twenty to twenty-five years using the straight-line method. In addition, goodwill was tested for impairment when events or changes in circumstances indicated that its carrying amount may not be recoverable. During Fiscal 2001 the Company recorded $5,958,000 of goodwill impairment charges. $500,000 of this charge was reflected in the second quarter of the year and the balance was recorded in the fourth quarter. DMI/Canterbury goodwill was written down to $0
(total charge of $843,000) due to the uncertainty in the technical staffing marketplace caused by the dot com bust and the softening of spending in this business segment. The net goodwill related to the 1994 acquisition of CALC/Canterbury (Training and Consulting Segment) totaling $4,397,000 was also written off. The lingering current effects of September 11, as well as the uncertainty of future business growth due to the change in business climate surrounding New York City are the major reasons for this impairment charge. Finally, the net goodwill of $718,000 resulting from the 1997 acquisition of ATM/Canterbury (Software Development Segment) was also written off. Recent operating results may be indicative that the book value of the goodwill may not be recoverable. Management believes that these impairment charges reflect the net carrying value of goodwill on the November 30, 2001 Balance Sheet under a conservative valuation approach due to the current operating losses and uncertain business environment of CALC/Canterbury, DMI/Canterbury and ATM/Canterbury. Prior to the adoption of SFAS 142 for fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For fiscal 2002, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142.

	A reconciliation of previously reported net (loss) income and the per share amounts, to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                          For the Year Ended November 30,
                                   2002             2001                 2000
                                   ----             ----                 ----
Reported net (loss) income      $(2,017,851)     $(7,159,855)        $1,058,215
Add back: goodwill
  amortization, net of tax
  effect                              -              357,207            329,696
                                -----------       ----------         ----------
Adjusted net (loss) income      $(2,017,851)     $(6,802,648)        $1,387,911
                                ===========       ==========         ==========

Basic (loss) income per share:
     Reported net (loss) income      $(1.16)          $(4.25)             $ .74
     Goodwill amortization            -                  .21                .23
                                -----------       ----------         ----------

Adjusted net (loss) income           $(1.16)          $(4.04)             $ .97
                                ===========       ==========         ==========

Diluted (loss) income per share:
     Reported net (loss) income      $(1.16)          $(4.25)             $ .67
     Goodwill amortization           -                   .21                .21
                                -----------       ----------         ----------

Adjusted net (loss) income           $(1.16)          $(4.04)             $ .88
                                 ===========      ==========        ===========

	The changes in the carrying amount of goodwill for the year ended November 30, 2002, by reportable segment, are as follows:

                   Training    Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Balance as of
  December 1, 2001 $      -     $      -     $    -    $    -       $4,162,604     $4,162,604
Reassigned per
  SFAS 142           3,803,852      358,752       -         -       (4,162,604)          -
Goodwill acquired
  during year           29,500         -          -         -             -            29,500
Impairment losses     (583,723)        -          -         -             -          (583,723)
                   ----------   -----------   --------- ----------- ----------     ----------
Balance as of
  November 30, 2002 $3,249,629  $   358,752   $   -     $   -       $     -        $3,608,381
                   ==========   ===========   ========= =========== ==========     ==========


7.  Income Taxes
----------------
	The provision/(benefit) for income taxes for the years ended November 30, 2002, 2001, and 2000 is as follows:

                                    2002            2001            2000
                                    ----            ----            ----
Current:
   Federal                      $   (41,000)     $   -           $ 26,000
   State                            (36,000)       83,000          84,000
                               -----------      ---------        --------
                                    (77,000)       83,000         110,000
Deferred:
   Federal                         (269,000)   (2,099,000)        443,000
   State                            (50,000)      (64,000)        145,000
                               ------------    ----------        --------
                                   (319,000)   (2,163,000)        588,000
                                -----------    ----------        --------
   Beginning balance adjustment
     valuation allowance            642,000          -               -
                                -----------    ----------        --------
Total deferred
      provision/(benefit)           323,000    (2,163,000)        588,000
                                -----------    ----------        --------
Income tax provision/(benefit)  $   246,000   $(2,080,000)       $698,000
                                ===========    ==========        ========

	Deferred income tax expense for the year ended November 30, 2002 includes a $642,000 adjustment to increase the beginning-of-the-year balance of the valuation allowance. This adjustment became necessary due to softness in customer demand during the second half of 2002, that resulted in the Company falling short of budgeted 2002 revenues and earnings.

	The reconciliation of the expected provision/(benefit) at the U.S. Federal statutory tax rate to the actual provision (benefit) recorded for the years ended November 30, 2002, 2001 and 2000 is as follows:

                                  2002             2001             2000
                                  ----             ----             ----
Expected tax (benefit) at
statutory rates               $ (602,000)     $(3,069,000)        $597,000
Effect of state taxes, net       (74,000)        (566,000)         151,000
Permanent differences               -             788,000           10,000
Valuation allowances             922,000          767,000          (60,000)
                             -----------      -----------         --------
Total                         $  246,000      $(2,080,000)        $698,000
                              ==========      ===========         ========

	Significant components of the Company's tax assets and liabilities as of November 30, 2002 and 2001 are as follows:

                                                            November 30,
                                                         2002          2001
Deferred tax assets:                                     ----          ----
Allowance for doubtful accounts                     $  154,000     $  108,000
Expenses deferred for tax reporting purposes           185,000         99,000
Deferred tax depreciation                               74,000        256,000
Deferred tax amortization of goodwill                1,021,000      2,134,000
Loss carryovers                                      3,709,000      2,835,000
                                                    ----------     ----------
Deferred tax assets before valuation allowance       5,143,000      5,432,000
Valuation allowance                                 (1,883,000)      (960,000)
                                                    ----------     ----------
Deferred tax assets(net of valuation
   allowance)                                       $3,260,000     $4,472,000
                                                    ==========     ==========

                                                             November 30,
                                                         2002           2001
Deferred tax liabilities:                                ----           ----
Gain recognized in financial statements
  deferred for income tax purposes                    $1,935,000   $2,084,000
Tax amortization in excess of book amortization          101,000      735,000
Other                                                       -         128,000
                                                      ----------   ----------
Total deferred tax liabilities                        $2,036,000   $2,947,000
                                                      ==========   ==========

	At November 30, 2002, the Company had loss carryforwards of $7,840,000 for federal income tax reporting purposes and $10,450,000 for state income tax reporting purposes. Future expiration dates of federal loss carryforwards are as follows: $2,454,000 in 2007, $3,182,000 in 2012, $334,000 in 2021 and
$1,870,000 in 2022.  State loss carryforwards expire between 2007 and 2009.

8.  Long-Term Debt
------------------
                                                        November 30,
                                                   2002                2001
Long-term obligations consist of:                  ----                ----
    Term loan                                   $1,025,000          $1,325,000
    Revolving credit line                             -                100,000
    Note payable for acquisition                   800,000           1,169,656
    Capital lease obligations                       23,841              81,743
    Notes payable - equipment                      243,664             342,223
                                                ----------         -----------
                                                 2,092,505           3,018,622
Less:  Current maturities                         (882,880)           (873,439)
                                                ----------         -----------
                                                $1,209,625          $2,145,183
                                                ==========          ==========

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of November 30, 2002, $475,000 of this loan has been repaid.

	If the recent trend of significant monthly losses continues through the first quarter of Fiscal 2003, the Company may then be in breach of its minimum tangible net worth covenant with the Bank as of February 28, 2003. If this is the case, the Company will request a waiver of default from the Bank before the 10-Q for the first quarter is filed.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28,
2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank is structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding revolver debt is $2,500,000, subject to receivable and inventory levels. As of November 30, 2002 the total available line is $1,289,000.
During May, 2002 the Bank extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. The Company remains in full compliance with all of the financial covenants of its loan agreement with the Bank.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. Also as part of the purchase agreement, the seller agreed to guarantee the collection of the acquired accounts receivable with a 10% risk sharing threshold by Canterbury. The Company had the right in the first year after the acquisition to offset the guaranteed portion of any uncollectible receivable against the first $400,000 payment scheduled to be made during September, 2002. As of September 28, 2002 the Company notified the seller and put back $136,850 against the note payment. The Company originally had until March 26, 2002 to put the uncollected accounts receivable back to the seller, but both parties mutually agreed to extend the deadline to September, 2002. On September 30, 2002 the Company paid the seller a total of $342,360, which included accrued interest of $79,210, less the put back of $136,850.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At November 30, 2002, the note payable had an outstanding balance of $204,359.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $859,000 in 2003; $773,000 in 2004; $307,000 in 2005; and $130,000 in 2006.

	The carrying value of the long-term debt approximates its fair value.

	Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception is as follows at November 30, 2002:

Total minimum lease payments through November 30, 2003      $  24,814
Less amount representing interest                                (973)
                                                            ---------
Present value of long-term obligations under capital leases $  23,841
                                                            =========


9.  Commitments
---------------
	The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at eleven different locations. All of the leases have options to renew. Future minimum rental payments under the leases are: $1,293,000 in 2003; $1,247,000 in 2004; $1,142,000 in 2005; $827,000 in 2006; $527,000 in 2007;
and $132,000 in 2008. Rent expense for the years ended November 30, 2002, 2001 and 2000 was $1,449,000, $1,303,000, and $1,276,000, respectively.

	The Company leases equipment for training and administrative purposes under various non-cancelable operating leases. Future minimum rental payments under lease are: $165,000 in 2003; $44,000 in 2004; $9,000 in 2005 and $1,000 in 2006.

	The Company executed new employment agreements dated June 1, 2001 between the Company and Mr. Kevin J. McAndrew and the Company and Mr. Stanton M.
Pikus, reflecting their new employment arrangements. Each employment agreement is for a period of five years. Each sets forth various services to be performed. Each employee shall receive an annual salary of $245,000 with annual cost of living increases tied to a nationally recognized index, as set forth by the Board of Directors from time to time. These employment agreements supercede and replace the current employment agreements, including the cancellation of bonus opportunities which were to be payable through December 1, 2003. These agreements also include a non-competition prohibition for a period of three years after employment has been terminated.

	On December 1, 2001 the Company executed a five-year employment agreement between the Company and Ms. Jean Pikus. Ms. Pikus shall receive an annual salary of $150,000 with annual cost of living increases tied to a nationally recognized index, as set forth by the Board of Directors from time to time.
The agreement also includes a non-competition prohibition for a period of three years after employment has been terminated.

	As a subsequent event, on March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, has voluntarily reduced their present salaries by 8%. This is in line with a recently instituted 8% salary reduction at one of the Company's largest subsidiaries.


10.  Defined Contribution Plan
     -------------------------

	In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company matches 50% of the first 8% of employee salary deferrals. This match is made in restricted Company common stock based upon the value of the stock each December 31st. The employer match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. The value of the employee match expensed in 2002, 2001, and 2000 was: $82,099, $83,363, and $59,498, respectively.


11.  Stock Options and Awards
----------------------------
	The Company has one stock option plan, the 1995 Non-Qualified Stock Option Plan, covering 369,048 shares of common stock ("1995 Plan"). As of November 30, 2002, the Company had issued 279,607 shares under the 1995 Plan. In addition, the Company granted 23,000 stock options outside the plan during the year ended November 30, 2002. There were 89,441 shares remaining for issuance in connection ith future stock options that may be granted. Options granted inside the plan are exercisable immediately and are issued at market price.


	A summary of Canterbury's stock option activity and related information for the years ended November 30 is as follows:

                                             2002        2001        2000
                                             ----        ----        ----
Number of shares under stock options:
  Outstanding at beginning of year          306,833     311,265     212,675
  Granted                                    23,000      86,786     106,893
  Exercised                                    -           -           -
  Canceled                                  (27,226)    (91,218)     (8,303)
  Outstanding and exercisable at end
   of year                                  302,607     306,833     311,265


Weighted average exercise price:
  Granted                                     $6.32       $7.77      $22.40
  Exercised                                   $  -        $  -        $  -
  Canceled                                   $17.43      $25.06      $62.09
  Outstanding and exercisable at end
   of year                                   $10.21      $13.72      $15.89

	Information with respect to stock options outstanding and exercisable at November 30, 2002, is as follows:

                       Options Outstanding and Exercisable

  Range of     Number Outstanding    Weighted Average       Weighted Average
Exercise Price    at 11/30/02     Remaining Life in Years    Exercise Price
-------------- ------------------ ------------------------   ----------------
$3.72 - $9.63       161,445                 2.5                $5.43
$10.50 - $27.93     141,162                 2.5               $15.68

	FASB Statement No. 123 requires pro forma disclosure under the fair value method of net income and income per share when stock options are granted to employees and directors. An expense charge to earnings is required under the fair value method when stock options are granted to independent contractors. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Canterbury's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair weighted average value of options granted in each year and assumptions used in estimating fair value under the Black-Scholes model are as follows:

                                             2002        2001        2000
                                             ----        ----        ----
Estimated fair value of options granted    $79,432     $372,590  $ 1,094,385
                                           =======    =========  ===========

Principal assumptions in applying the
Black-Scholes valuation model:
      Expected life, in years                 2.50         2.50        2.50
      Risk-free interest rate                 3.30%        3.55%       5.80%
      Expected volatility                      .99         1.19        .693
      Expected dividend yield                 0.00%        0.00%       0.00%

	For purposes of pro forma disclosures, the estimated fair value of options granted to employees and directors is amortized to expense over the options' vesting period. Had compensation cost been determined based upon the fair value of stock options at grant date consistent with FASB Statement No. 123, Canterbury's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                              2002         2001         2000
                                              ----         ----         ----
Pro forma net (loss) income                    n/a    $(7,383,409)   $401,584
Pro forma (loss) income per share
    basic and diluted                          n/a          $(.63)       $.04

	There were no stock options granted to employees or directors during the year ended November 30, 2002. Therefore, no pro forma adjustment to earnings is reported for the year. The Company granted 23,000 stock options
to independent contractors during the year ended November 30, 2002.   This
resulted in a $57,201 charge to general and administrative expense for the year ended November 30, 2002 based upon the Black Scholes estimated fair value of these grants that vested through year end.


12.  Stockholders' Equity
     --------------------
	In January 2002 the Company sold 6,697 shares of restricted common stock in a private placement to a non-affiliate. Total net proceeds were $15,000. During April and May 2002, the Company purchased 35,285 shares of its outstanding common stock for $250,323 and subsequently retired the purchased shares.

13.  Related Party Transactions
     --------------------------
	During 2000, the Company performed consulting and web development services for a start-up, public company in which certain officers are members of the Board of Directors and 18% shareholders. The value of the services provided during the year totaled $1,108,250. These services were paid for with stock of the public company client. As of November 30, 2000 the Company owned
1,013,617 shares of this organization. During 2001, the Company received an additional 233,962 shares in satisfaction of a $372,000 receivable at November 30, 2000 and an additional 187,722 shares for services provided in Fiscal 2001 valued at $421,240. A $2,562,000 impairment charge attributable to the Company's investment in this stock is discussed in Note 15.

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation which owns 100% of the stock of a corporation which has notes payable to the Company in the amount of $4,526,880 at November 30, 2002 from an owner group who purchased the business from the Company in 1996. The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $395,000, $408,000 and $418,000 of interest income from these notes in Fiscal 2002, 2001 and 2000, respectively.

	At November 30, 2002 and 2001, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,641,000 and $4,002,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes.

	On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity for all of Fiscal 2002 to the recipients. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. The Compensation
Committee did not wish any additional dilution of Company stock at the current low prices. Also by reducing the term of the notes the Compensation Committee believes that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.


14.  Advertising
----------------
	The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $201,000, $287,000, and $301,000 for 2002, 2001, and 2000, respectively.


15.  Securities Available for Sale
----------------------------------
	At November 30, 2001, the Company held investment securities in public companies. For one of the public companies certain officers and directors of the Company have an ownership interest in the aggregate of approximately 18%. Management has estimated the fair value of this investment at November 30, 2001 at $0, and the cost at November 30, 2001 of $0 after impairment write down. During the fourth quarter of Fiscal
2001 the Company recorded an impairment charge of $2,562,000 related to the carrying value of the shares previously received from the public company. The Company's valuation of this investment was based upon the public company's two consecutive years of operating losses and its current lack of liquidity. This impairment charge is recorded in other expenses on the statement of operations.

	Other equity securities had a fair value of $0 at November 30, 2001, after impairment writedown. During the second quarter of Fiscal 2001, the Company recorded an impairment charge of $75,000 to writedown the value of these securities to $0. Management has classified these investments as available for sale and are included in non-current other assets in the accompanying balance sheet. The Company did not sell any available for sale securities during 2001.


16.  Unaudited Quarterly Financial Information
     -----------------------------------------

                                            2002
                       First      Second      Third      Fourth      Total
                       -----      ------      -----      ------      -----
Revenues            $6,748,994  $9,639,657  $8,798,546  $5,762,224 $30,949,421
Gross profit         1,806,890   2,634,571   1,488,392   1,173,085   7,102,938
Net (loss) income       75,231     355,705    (486,055) (1,962,732) (2,017,851)

Earnings per share:

Basic:
   Net (loss) income
    per share`            $.04       $.20       $(.28)     $(1.13)       $(1.16)

Diluted:
   Net (loss) income
    per share`            $.04       $.20       $(.28)     $(1.13)       $(1.16)

Weighted average
shares
Basic               1,766,500  1,752,300    1,726,300   1,733,000    1,742,500
Diluted             1,774,500  1,772,100    1,726,300   1,733,000    1,742,500


	                                   2001
                       First      Second      Third      Fourth      Total
                       -----      ------      -----      ------      -----
Revenues            $5,897,302  $6,432,704  $8,086,635  $8,627,201 $29,043,842
Gross profit         1,947,864   1,617,689   2,170,649   2,756,213   8,492,415
(Loss)income
  before cumulative
  effect of change
  in accounting
  principle            171,326  (1,395,503)    456,215  (6,178,805) (6,946,767)
Net (loss) income      (41,762) (1,395,503)    456,215  (6,178,805) (7,159,855)

Earnings per share:

Basic:
(Loss) income per
  share before
  cumulative effect
  of change in
  accounting
  principle              $.11        $(.85)       $.25      $(3.48)     $(4.13)
   Net (loss) income
     per share           (.03)        (.85)        .25      $(3.48)      (4.25)

Diluted:
(Loss) income per
  share before
  cumulative effect
  of change in
  accounting
  principle              $.11        $(.85)       $.25      $(3.48)     $(4.13)
   Net (loss) income
     per share           (.03)        (.85)        .25      $(3.48)      (4.25)


Weighted average
shares
Basic               1,526,500    1,645,500   1,777,100   1,777,300   1,682,700
Diluted             1,585,300    1,645,500   1,815,200   1,777,300   1,682,700



                                 SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                           Balance at     Charged to             Balance at
                           Beginning      Costs and   Deduction/    End of
Description                of Period       Expenses   Write-off     Period
-----------                ---------       --------   ---------      ------
Year ended November 30,
2000:  Accounts receivable
allowances                    $188           $118      $112          $194

Year ended November 30,
2001: Accounts receivable
allowances                    $194           $433      $175          $452

Year ended November 30,
2002: Accounts receivable
allowances                    $452           $131      $200          $383