Form 10-Q
period 2003-02-28
CANTERBURY CONSULTING GROUP INC
filed 2003-04-11
CIK 794927

FORM 10-Q
                               ---------

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
February 28, 2003                                                     0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
       (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2170505
-------------------------------                ---------------------------
(State of Incorporation)                   (IRS Employer Identification No.)


                            352 Stokes Road
                               Suite 200
                       Medford, New Jersey 08055
              ---------------------------------------
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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report 1,848,909 shares.

FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
ASSETS
------
                                                  February 28,
                                                     2003           November 30,
                                                  (Unaudited)            2002
                                                  -----------       ------------

Current Assets:

Cash and cash equivalents                        $   254,870        $   395,477
Accounts receivable, net of
  allowance for doubtful accounts
  of $396,000 and $383,000                         2,455,848          2,850,934
Notes receivable - current portion                   501,913            492,377
Prepaid expenses and other assets                    268,246            321,826
Inventory, principally finished goods, at cost       130,650            173,118
Deferred income tax benefit                          272,660            272,660
                                                  ----------         ----------
     Total Current Assets                          3,884,187          4,506,392

Property and equipment at cost, net of
  accumulated depreciation of $1,451,000 and
  $1,349,000                                         786,093           885,302
Goodwill                                           3,608,381         3,608,381
Deferred income tax benefit                        3,200,281         2,987,728
Notes receivable                                   6,345,324         6,474,266
Other assets                                         204,495           206,910
                                                  ----------        ----------

     Total Assets                                $18,028,761       $18,668,979
                                                 ===========       ===========


                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                February 28, 2003  November 30,
                                                   (Unaudited)        2002
                                                 ----------------  ------------

Current Liabilities:
  Accounts payable - trade                       $   917,605     $   618,124
  Accrued expenses                                   765,358         821,298
  Unearned revenue                                   867,679         892,249
  Current portion, long-term debt                    872,492         882,880
                                                 -----------      ----------
     Total Current Liabilities                     3,423,134       3,214,551

Long-term debt                                     1,093,760       1,209,625
Deferred income tax                                2,036,203       2,036,203
                                                   -----------   -----------

     Total Liabilities                             6,553,097       6,460,379

Commitments

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
   shares authorized; 1,848,909 and
   1,732,959 issued and outstanding                    1,849          1,733
  Additional paid-in capital                      24,006,150     23,782,498
  Accumulated deficit                             (8,936,841)    (7,934,823)
  Notes receivable for capital stock -
   related parties                                (3,595,494)    (3,640,808)
                                                 -----------    -----------

     Total Stockholders' Equity                   11,475,664     12,208,600
                                                 -----------    -----------

     Total Liabilities and
      Stockholders' Equity                       $18,028,761    $18,668,979
                                                 ===========    ===========

                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three-Months Ended February 28,
                                         2003               2002
                                        -----               ----
                                     (Unaudited)        (Unaudited)

Service revenue                      $ 2,842,864       $ 4,019,695
Product revenue                        1,825,515         2,729,299
                                     -----------       -----------

   Total net revenue                   4,668,379         6,748,994

Service costs and expenses             2,426,748         2,797,442
Product costs and expenses             1,611,904         2,144,662
                                     -----------       -----------

   Total costs and expenses            4,038,652         4,942,104

Gross profit                             629,727         1,806,890

Selling                                  460,436           597,509
General and administrative             1,513,144         1,323,391
                                     -----------       -----------

   Total operating expenses            1,973,580         1,920,900

Other income/(expense)
 Interest income                         142,844           169,744
 Interest expense                        (31,146)          (47,681)
 Other                                       136           113,178
                                     -----------       -----------

   Total other income/(expense)          111,834           235,241

(Loss) income before income taxes     (1,232,019)          121,231

Provision (benefit) for income tax      (230,000)           46,000
                                     -----------       -----------

Net (loss) income                  $  (1,002,019)      $    75,231
                                   =============       ===========

Net (loss) income per share
  and common share equivalents

  Basic and diluted:
   Net (loss) income                       $(.58)            $ .04
                                           ======            ======

  Weighted average number
   of common shares - basic            1,734,000         1,766,500
                                   =============       ===========

  Weighted average number
   of common shares -diluted           1,734,000         1,774,500
                                   =============       ===========



                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

                                        February 28,      February 28,
                                           2003              2002
                                        ------------    --------------
                                        (Unaudited)      (Unaudited)

Operating activities:
 Net (loss) income                        $(1,002,019)     $  75,231
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization              102,309       138,370
   Provision for losses on accounts
    receivable                                 12,994       (12,042)
   Deferred income taxes                     (212,553)         -
   401(k) contributions issued in stock       211,029          -
   Issuance of stock options to
    consultants for services                   12,740          -
   Other assets                                 2,415         1,798
   Changes in operating assets,
    net of acquisitions
     Accounts receivable                      382,092     1,780,965
     Inventory                                 42,468       586,189
     Prepaid expenses and other assets         53,580       (77,008)
     Income taxes                                -           21,665
     Accounts payable                         299,481      (920,259)
     Accrued expenses                         (55,940)      (17,507)
     Unearned revenue                         (24,570)     (753,922)
                                             --------     ---------
 Net cash provided by/(used in)
  operating activities                       (175,974)      823,480
                                             --------     ---------

Investing activities:
   Capital expenditures, net                   (3,100)      (44,678)
   Proceeds from payments on notes
    receivable                                119,406       113,752
   Other                                         -          (29,500)
                                             --------     ---------
 Net cash provided by investing activities    116,306        39,574
                                             --------     ---------

Financing activities:
   Proceeds from issuance of common stock       -            15,000
   Proceeds from payments on notes
    receivable for capital stock -
    related parties                            45,314          -
   Principal payments on long term debt      (126,253)      (228,245)
                                             --------      ---------
 Net cash used in financing activities        (80,939)      (213,245)

Net (decrease) increase in cash              (140,607)       649,809
Cash, beginning of period                     395,477        664,850
                                           ----------     ----------
Cash, end of period                        $  254,870     $1,314,659
                                           ==========     ==========

                           See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   ------------------------------------------------------

1.  Operations and Summary of Significant Accounting Policies
--------------------------------------------------------------

Basis of Presentation
----------------------

	The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30, 2002. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

Description of Business
------------------------

	Canterbury Consulting Group, Inc. provides broad based information technology and management consulting services and training to both corporate and government clients. Canterbury's mandate is to become an integral part of its clients' management and technical infrastructure, designing and applying the best products and services to help them achieve a competitive advantage.

	For information about the Company's revenues, profit or loss, and assets by segment, see Note 2 of the Notes to Consolidated Financial Statements.

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

Change in Accounting
----------------------

	As of December 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill subsequent to its acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis.

Reverse Stock Split
-------------------

	On January 24, 2003, the Company's Board of Directors approved a one for seven reverse stock split of the Company's common shares. All share and per share information contained in these financial statements gives retroactive effect to the 1 for 7 reverse stock split.

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

	For the quarter ended February 28, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 68% of this segment's revenue and 26% of consolidated revenue. If this contract were not replaced or extended in September 2003, there would be no vehicle in place for USC/Canterbury to sell into the City. A second group of customers, from a county in Virginia, accounted for 14% of revenues in the reseller segment. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in September 2003.

	Five of the six operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues for the first quarter of Fiscal 2003 and Fiscal 2002 were generated in these two geographic regions.

Reclassifications
------------------

	Certain reclassifications have been made to prior years balances in order to conform to current presentations.


2.  Segment Reporting
----------------------

	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Prior to the adoption of SFAS 142 for fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For fiscal 2003, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142. Summarized financial information for the three months ended February 28, 2003 and February 28, 2002, for each segment, is as follows:


                   Training      Value Added
                     and         Hardware   Technical   Software
2003              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $ 2,692,185  $ 1,795,622  $150,679  $ 29,893    $     -       $ 4,668,379
(Loss) income
  before taxes       (796,035)     (49,271)  (18,140)   (6,724)     (361,850)    (1,232,019)
Assets              5,769,204    1,262,013   126,201    54,086    10,817,257     18,028,761
Interest income           214         -         -         -          142,630        142,844
Interest expense       16,681          270      -          744        13,451         31,146
Depreciation and
 amortization          88,875        4,312       987     2,163         5,972        102,309

                   Training    Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $ 3,695,813  $ 2,639,049  $  323,882  $ 90,250   $     -       $ 6,748,994
Income (loss)
   before taxes       (83,059)     274,595      58,771    13,189      (142,265)      121,231
Assets              7,241,272    1,199,945     308,415   167,322    14,319,155    23,236,109
Interest income           460         -           -         -          169,284       169,744
Interest expense       26,602           23        -        1,059        19,997        47,681
Depreciation and
 amortization         118,594        5,081       5,274     3,893         5,528       138,370


3.  Notes Receivable
--------------------

	The Company holds a note receivable with a remaining balance in the amount of $2,384,995 at February 28, 2003. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company is scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005.

	In addition, the Company held notes receivable assets from a related party in the aggregate amount of $4,462,242 at February 28, 2003. These notes have interest terms that average 8.5% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes a $1,360,000 note receivable on demand. As a subsequent event, in order to fortify the liquidity of the balance sheet, the Company has negotiated a $500,000 paydown of the $1,360,000 demand note, with a related party. On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for a principal payment of $500,000 to be received by the Company on or before April 30, 2003. The $1,360,000 demand note is included in the non-current portion of notes receivable at February
28, 2003 and November 30, 2002.

	The company has received all scheduled monthly installments for all of its notes receivable outstanding as of February 28, 2003.

4.  Property and Equipment
--------------------------

	Property and equipment, which is recorded at cost, consists of the following:

                                           February 28,    November 30,
                                               2003            2002
                                               ----            ----
Machinery and equipment                     $1,633,239     $1,630,274
Furniture and fixtures                         454,407        454,407
Leased property under capital leases
    and leasehold improvements                 149,345        149,345
                                            ----------    -----------
                                             2,236,991      2,234,026
Less: Accumulated depreciation              (1,450,898)    (1,348,724)
                                            ----------    -----------
  Net property and equipment                $  786,093     $  885,302
                                            ==========    ===========

	Accumulated depreciation of leased property under capital leases at February 28, 2003 amounted to $138,000.

5.  Long-Term Debt
------------------
	                                         February 28,       November 30,
                                                   2003                2002
Long-term obligations consist of:                  ----                ----
    Term loan                                  $  950,000          $1,025,000
    Revolving credit line                            -                   -
    Note payable for acquisition                  800,000             800,000
    Capital lease obligations                      11,696              23,841
    Notes payable - equipment                     204,556             243,664
                                               ----------         -----------
                                                1,966,252           2,092,505
Less:  Current maturities                        (872,492)           (882,880)
                                               ----------         -----------
                                               $1,093,760          $1,209,625
                                               ==========          ==========

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase Bank in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of February 28, 2003, $550,000 of this loan has been repaid.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with Commerce Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank was structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding revolver debt is $2,500,000, subject to receivable and inventory levels. During May, 2002 the Bank extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As a result of recent losses, the Company was in breach of the minimum tangible net worth covenant in the loan agreement with the Bank. At February 28, 2003 the covenant calls for a minimum tangible net worth of $8,000,000. The Company reported a tangible net worth of $7,868,000, a shortfall of $132,000. The Company has requested, and was granted, a waiver from the Bank for the quarter ended February 28, 2003 related to this covenant breach.  The waiver was granted in conjunction with an amendment to the existing loan agreement related to total availability under the facility. Effective April 8, 2003, the maximum amount available under the credit facility has been reduced from $2,500,000 to $1,500,000 less the principal balance outstanding under the Commerce Bank term loan, subject to receivable and inventory levels. Had this amendment been effective at February 28, 2003, the total available line at that date would have
been $550,000.   The Company remains in compliance with all other
financial covenants in the loan agreement as of February 28, 2003.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At February 28, 2003, the note payable had an outstanding balance of $169,079.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $744,000 in 2003; $773,000 in 2004; $307,000 in 2005; and $130,000 in 2006.

	The carrying value of the long-term debt approximates its fair value.


6.  Capital Leases
------------------

	Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception is as follows at February 28, 2003:

Total minimum lease payments through November 30, 2003      $  12,119
Less amount representing interest                                (423)
                                                            ---------
Present value of long-term obligations under capital leases $  11,696
                                                            =========


7.	Related Party Transactions
--------------------------------

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation which owns 100% of the stock of a corporation from an outside group who purchased the business from the Company in 1996 which has notes payable to the Company in the amount of $4,462,242 at February 28, 2003. The Company maintained the same level of security interest protection and the same debt amortization schedule.

	At February 28, 2003 and November 30, 2002, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000 and $3,641,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes.

	On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by each recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity for all of Fiscal 2002 to the recipients. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. The Compensation Committee did not wish any additional dilution of Company stock at the current low prices. Also by reducing the term of the notes the Compensation Committee believes that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.


8.  Stock Listing
-----------------

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


Item 2.	Management's Discussion of Financial Condition and Results
of Operations
------------------------------------------------------------------------

Cautionary Statement
---------------------

	When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the word "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (1) the Company's success in attracting new business and success of its mergers and acquisitions program; (2) the competition in the industry in which the Company competes; (3) the sensitivity of the Company's business to general economic conditions;
and (4) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Procedures and Controls
------------------------

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

Liquidity and Capital Resources
--------------------------------

	Working capital at February 28, 2003, was $461,000. This was a decrease of $831,000 since November 30, 2002. Accounts receivable decreased by $395,000, due primarily to the reduction in revenue during the first quarter of Fiscal 2003. This decline in revenue from the prior quarter amounted to $1,094,000 as a result of the overall decline in spending in the technology sector. Technology and training expenditures by the Company's clients have slowed or been delayed in light of various factors affecting their businesses such as the uncertain economy, the threat of terrorism, the war in Iraq and other international conflicts.

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of February 28, 2003, $550,000 of this loan has been repaid.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1%. The credit facility with Commerce Bank was structured so that as the original term loan of $1,500,000 is paid down, the borrowing cap on the revolver increases so that the total maximum outstanding revolver debt is $2,500,000, subject to receivable and inventory levels.
During May, 2002 the Bank extended the term on the revolving line of credit until May 1, 2004.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As a result of recent losses, the Company was in breach of the minimum tangible net worth covenant in the loan agreement with the Bank. At February 28, 2003 the covenant calls for a minimum tangible net worth of $8,000,000. The Company reported a tangible net worth of $7,868,000, a shortfall of $132,000. The Company has requested, and was granted, a waiver from the Bank for the quarter ended February 28, 2003 related to this covenant breach.  The waiver was granted in conjunction with an amendment to the existing loan agreement related to total availability under the facility. Effective April 8, 2003, the maximum amount available under the credit facility has been reduced from $2,500,000 to $1,500,000 less the principal balance outstanding under the Commerce Bank term loan, subject to receivable and inventory levels. Had this amendment been effective at February 28, 2003, the total available line at that date would have
been $550,000.   The Company remains in compliance with all other
financial covenants in the loan agreement as of February 28, 2003.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance.

	Management believes that anticipated positive cash flow contributions from the Company's operating subsidiaries and the availability to borrow from its revolving line of credit should be sufficient to cover cash flow requirements for Fiscal 2003. There was no material commitment for capital expenditures as of February 28, 2003. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from operating activities for the quarter ended February 28, 2003 was $(176,000), a decrease of $999,000 over the first quarter of Fiscal 2002. The reduction in operating cash flow from 2002 was due in large part to the reduced levels of operating profitability from each of the subsidiaries. The balance sheet has continued to shrink during the first quarter of Fiscal 2003 as business has continued to slow. The Company's February 28, 2003 current ratio was 1.13:1.00 versus 1.40:1.0 at November 30, 2002.

	As a subsequent event, in order to fortify the liquidity of the balance sheet, the Company has negotiated a $500,000 paydown of the $1,360,000 demand note, with a related party. On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for a principal payment of $500,000 to be received by the Company on or before April 30, 2003. The $1,360,000 demand note is included in the non-current portion of notes receivable at February 28, 2003 and November 30, 2002.


RESULTS OF OPERATIONS
----------------------

Revenues
--------

	Total revenues for the three months ended February 28, 2003 decreased by $2,081,000 (31%) from the same three-month period in Fiscal 2002.
Service revenue decreased by $1,177,000 (29%) and product revenue decreased by $904,000 (33%) during the first quarter of Fiscal 2003 as compared to the first quarter of Fiscal 2002. All four operating segments experienced a revenue downturn during the quarter.

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

	Usertech/Canterbury experienced a significant downturn in revenues during the last quarter of Fiscal 2002. Several large projects ended during the quarter and were not replaced with new business. Many clients delayed or cancelled large-scale training projects due to their own poor operating results. Many of Usertech/Canterbury's consultants were under utilized during the quarter. As the softness in revenue has continued into the early part of Fiscal 2003, the Company has taken several significant steps to preserve cash flow. First, the Saddlebrook, New Jersey office was closed in December, 2002 and those employees were relocated to Parsippany, New Jersey to share office space with CALC/Canterbury. The Company saved approximately $175,000 annually by not renewing the Saddlebrook lease. There was also a significant workforce reduction during the first quarter of 2003. Twenty-seven (27) employees have been laid off resulting in annual salary and benefits savings of approximately $2,200,000. As a result of this staff reduction, Usertech/Canterbury's organization was restructured and streamlined resulting in additional savings. Usertech/Canterbury is also searching for additional account executives in order to reach more potential customers on a national basis. In addition, Usertech/Canterbury plans to offer its learning solutions through the ExecuTrain national franchise network as a result of the licensing agreement between CALC/Canterbury and ExecuTrain. ExecuTrain has been planning to expand its product offerings in the ERP market and Usertech/Canterbury can now provide quality delivery and service to the client base that ExecuTrain currently services through its network of training centers.

	USC/Canterbury has been dealing with a number of business issues as a result of the Hewlett-Packard/Compaq merger. Lower margins, more competition and delays in product availability have all taken their toll on revenues and gross profit. Margins in Fiscal 2002 were 12% compared to approximately 10% in the first quarter of Fiscal 2003. Many manufacturer rebate programs have been discontinued. USC/Canterbury is attempting to expand its reseller relationships to manufacturers other than Hewlett Packard and Compaq in order to provide customers with more purchasing options as well as to reduce its dependence on a sole source for product. The majority of USC/Canterbury's clients are municipalities in state and local government. With many state budgets running at a deficit, there is less money being allocated to information technology spending. USC/Canterbury continues to focus on expanding its business to commercial clients to reduce its overall dependence on government clients. The pending change with Hewlett Packard to an agent model from the current system of recording gross revenues and costs did not have a material impact on revenues for the quarter.

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

	ATM/Canterbury has also experienced declining revenues caused in large part to the downturn in spending for information technology products as a result of poor economic conditions in the country. New products are being developed in an effort to penetrate markets that were previously not addressed. Lower priced versions of various software packages are being introduced to new clients who have less demanding performance requirements. ATM/Canterbury continues to search for strategic partners who will use its software as an integral component in a packaged solution for asset tracking or document tracking and retrieval.

	DMI/Canterbury's revenues have been adversely affected by the poor economic condition of many of the industries that it serves. A lack of information technology job openings coupled with a surplus of IT professionals has resulted in a reduction in revenue. In order to combat this difficult operating environment, DMI/Canterbury has established various strategic alliances with major staffing providers who have significant relationships with large customers who are still utilizing outsourced labor. As the economy improves, it is the Company's belief that DMI/Canterbury will be among the first subsidiaries to experience an increase in revenues as the pool of qualified available labor diminishes and job requirements increase.

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

Costs and Expenses
------------------

	Total costs and expenses decreased by $903,000 (18%) during the first quarter of Fiscal 2003 as compared to the first quarter of Fiscal 2002. Service costs declined by $370,000 (13%), while product costs decreased by $533,000 (25%). The decreases are a direct result of the lower revenues recognized during the quarter and aggressive cost cutting by Company management. The service cost reduction is the result of lower personnel related costs $315,000, lower repair, maintenance and support costs of $181,000, offset by the 401(k) match for trainers and consultants of $126,000 made in the first quarter of Fiscal 2003. In
Fiscal 2002, this match was not made until the third quarter of the year. These cost reductions were not sufficient to offset the revenue decrease resulting in a much lower gross profit. The consolidated gross profit margin declined from 27% for the first quarter of Fiscal 2002 to 13% in the first quarter of Fiscal 2003. The significant cost reductions outlined previously should have a positive impact on future gross margins as the overall breakeven point for the business has been greatly reduced.

	Gross profit on services declined from 30% in Fiscal 2002 to 15% in Fiscal 2003 due primarily to the underutilization of consultants and relatively high fixed costs for training. Product margins declined to 12% from 21% in the previous year's first quarter. Many manufacturers rebate programs have been eliminated as competitive pricing pressures have forced them to be more cost efficient. Also, in the economy's current state, pricing to customers has become much more competitive.

	Selling expense declined by $137,000 (23%) due primarily to reductions in personnel related expenses including reduced commissions on lower reported revenues and gross profit.

	General and administrative expenses were increased by $190,000 (14%) during the first quarter of Fiscal 2003 as compared to the same three-month period in the previous year. There were several reasons for the increase. The 401(k) match in Company stock ($80,000) for administrative employees occurred during the first quarter of Fiscal
2003. In 2002 this match was not made until the third quarter. Public company expenses (accounting, legal, public relations, etc.) increased by $78,000 in 2003 reflecting the increased cost of operating as a public company in today's business environment. The balance of the increase ($32,000) is related to non-recurring personnel related expenses.

	As a subsequent event, on March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice
President, has voluntarily reduced their present salaries by 8%. This is in line with a recently instituted 8% salary reduction at one of the Company's largest subsidiaries.

	Other income for Fiscal 2003 declined by $113,000 over the previous year's first quarter. The most significant portion of the decrease was the result of the Company receiving $85,000 in insurance proceeds in 2002, related to business interruption caused by the terrorist attacks on September 11, 2001. There was no activity in this account classification for Fiscal 2003.

Critical Accounting Policies
----------------------------

Goodwill
--------

	As previously stated, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" as of December 1, 2001. This standard requires that goodwill no longer be amortized, but instead, be tested for impairment on an annual basis.

	The Company's earnings forecasts for purposes of these impairment tests are consistent with forecasts and budgets currently used in the management of these businesses. The estimated fair value of the goodwill amounts are based upon future expectations, and if actual results are significantly lower, the likelihood is that these estimates would change, resulting in future impairment charges.

Revenue Recognition
--------------------

	The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. SAB 101 states that revenue is recognized when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The vast majority of our revenue transactions contain standard business terms and conditions that result in a clear determination of when revenues should be recognized. Our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers and their acceptance of our delivered products and services.

Valuation Allowance-Deferred Tax Assets
----------------------------------------

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

                    PART II - OTHER INFORMATION

Item 1     Legal Proceedings
           None

Item 2     Changes in Securities
           None

Item 3     Defaults Upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Stock Holders
           None

Item 5     Other Information
           None

Item 6     Exhibits and Reports on Form 8-K
           (a)  Exhibits:  None
           (b)Reports on Form 8-K:
              A Form 8-K was filed with the SEC on January 24, 2003 - The Registrant declared a one for seven reverse split of its common stock.

              As a subsequent event, A Form 8-K was filed with the SEC on March 18, 2003 - The Employment of the President of its wholly owned subsidiary, Usertech/Canterbury Corp. has been terminated, and he has been removed as an officer and director of that subsidiary.

                 CANTERBURY CONSULTING GROUP, INC.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANTERBURY CONSULTING GROUP, INC.
                                --------------------------------------
                                (Registrant)

                                By/s/ Kevin J. McAndrew
                                --------------------------------------
                                 Kevin J. McAndrew
                                President and Chief Executive Officer

                                By/s/ Kevin J. McAndrew
                                --------------------------------------
                                Kevin J. McAndrew
                                Chief Financial Officer



April 11, 2003


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

Date: April 11, 2003

              /s/ Kevin J. McAndrew
              Kevin J. McAndrew
              President and Chief Executive Officer

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


Date: April 11, 2003

                         /s/ Kevin J. McAndrew
                         ----------------------------
                         Kevin J. McAndrew
                         Chief Financial Officer

                       CANTERBURY CONSULTING GROUP, INC.
                       ------------------------------------

                                 EXHIBIT INDEX
                                 -------------

      Exhibit
      No.      Document
      ------------------

      99.1      Statement of Chief Executive Officer Pursuant to
               18 U.S.C. Section 1350

      99.2      Statement of Chief Financial Officer Pursuant to
                18 U.S.C. Section 1350