Form 10-Q
period 2003-05-30
CANTERBURY CONSULTING GROUP INC
filed 2003-07-15
CIK 794927

FORM 10-Q
                               ---------

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended:                                    Commission File Number:
May 31, 2003                                                          0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
       (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2170505
-------------------------------            ---------------------------------
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

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
ASSETS
------
                                                    May 31,
                                                     2003           November 30,
                                                  (Unaudited)            2002
                                                  -----------       ------------

Current Assets:

Cash and cash equivalents                        $    97,116        $   395,477
Accounts receivable, net of
  allowance for doubtful accounts
  of $358,000 and $383,000                         3,009,252          2,850,934
Notes receivable - current portion                   511,635            492,377
Prepaid expenses and other assets                    314,584            321,826
Inventory, principally finished goods, at cost       666,853            173,118
Deferred income tax benefit                          272,660            272,660
                                                  ----------         ----------
     Total Current Assets                          4,872,100          4,506,392

Property and equipment at cost, net of
  accumulated depreciation of $1,546,000 and
  $1,349,000                                         714,516            885,302
Goodwill                                           3,608,381          3,608,381
Deferred income tax benefit                        3,197,189          2,987,728
Notes receivable                                   5,713,540          6,474,266
Other assets                                         204,495            206,910
                                                  ----------         ----------

     Total Assets                                $18,310,221        $18,668,979
                                                 ===========        ===========


                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                  May 31, 2003    November 30,
                                                  (Unaudited)        2002
                                                ----------------  ------------

Current Liabilities:
  Accounts payable - trade                       $ 1,610,874     $   618,124
  Accrued expenses                                   486,597         821,298
  Unearned revenue                                   786,501         892,249
  Current portion, long-term debt                    854,230         882,880
                                                 -----------      ----------
     Total Current Liabilities                     3,738,202       3,214,551

Long-term debt                                       992,696       1,209,625
Deferred income tax                                2,063,203       2,036,203
                                                   ---------     -----------

     Total Liabilities                             6,794,101       6,460,379

Commitments

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
   shares authorized; 1,848,909 and
   1,732,959 issued and outstanding                    1,849           1,733
  Additional paid-in capital                      24,006,151      23,782,498
  Accumulated deficit                             (8,896,387)     (7,934,823)
  Notes receivable for capital stock -
   related parties                                (3,595,493)     (3,640,808)
                                                 -----------     -----------

     Total Stockholders' Equity                   11,516,120      12,208,600
                                                 -----------     -----------

     Total Liabilities and
      Stockholders' Equity                       $18,310,221     $18,668,979
                                                 ===========     ===========

                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three-Months Ended May 31,         Six-Months Ended May 31,
                                        2003               2002              2003           2002
                                       -----               ----             -----           ----
                                     (Unaudited)        (Unaudited)      (Unaudited)     (Unaudited)

Service revenue                      $ 3,250,480       $ 4,820,943      $ 6,093,344     $ 8,840,638
Product revenue                        2,180,635         4,818,714        4,006,150       7,548,013
                                     -----------       -----------    ----------       -----------

   Total net revenue                   5,431,115         9,639,657       10,099,494      16,388,651

Service costs and expenses             2,057,177         2,830,852        4,483,925       5,628,294
Product costs and expenses             1,838,110         4,174,234        3,450,014       6,318,896
                                     -----------       -----------      -----------    -----------

   Total costs and expenses            3,895,287         7,005,086        7,933,939      11,947,190

Gross profit                           1,535,828         2,634,571        2,165,555       4,441,461

Selling                                  434,183           665,379          894,619       1,262,888
General and administrative             1,133,234         1,505,011        2,646,378       2,828,402
                                     -----------       -----------       ----------     -----------

   Total operating expenses            1,567,417         2,170,390        3,540,997       4,091,290

Other income/(expense)
 Interest income                         128,467           176,518          271,311         346,262
 Interest expense                        (31,233)          (57,022)         (62,379)       (104,703)
 Other                                     1,810             1,028            1,946         114,206
                                     -----------       ------------       ---------      ----------

   Total other income/(expense)           99,044           120,524          210,878         355,765

Income (loss) before income taxes         67,455           584,705       (1,164,564)        705,936

Provision (benefit) for income tax        27,000           229,000         (203,000)        275,000
                                     -----------       -----------       ----------     -----------

Net income (loss)                  $      40,455       $   355,705      $  (961,564)     $  430,936
                                   =============       ===========      ===========     ===========

Net income (loss) per share
  and common share equivalents

  Basic and diluted:
   Net income (loss)                       $ .02             $ .20            $(.54)           $.25
                                   =============       ===========     ============      ==========

  Weighted average number
   of common shares - basic            1,849,000         1,752,300        1,791,600       1,759,000
                                   =============       ===========     ============      ==========

  Weighted average number
   of common shares - diluted          1,849,000         1,772,200        1,791,600       1,779,000
                                   =============       ===========    =============      ==========


                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

                                          May 31,           May 31,
                                           2003              2002
                                        ------------    --------------
                                        (Unaudited)      (Unaudited)

Operating activities:
 Net (loss) income                         $ (961,564)    $ 430,936
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization              197,594       262,161
   Provision for losses on accounts
    receivable                                (25,476)        5,755
   Deferred income taxes                     (182,461)      267,070
   401(k) contributions issued in stock       211,029          -
   Issuance of stock options to
    consultants for services                   12,740          -
   Other assets                                 2,415         1,798
   Changes in operating assets,
    net of acquisitions
     Accounts receivable                     (132,842)   (1,122,629)
     Inventory                               (493,735)      498,195
     Prepaid expenses and other assets          7,242      (155,996)
     Income taxes                                -          (18,540)
     Accounts payable                         992,750     1,003,400
     Accrued expenses                        (334,701)     (470,309)
     Unearned revenue                        (105,748)     (921,937)
                                             --------     ---------
 Net cash used in
  operating activities                       (812,757)     (220,096)
                                             --------     ---------

Investing activities:
   Capital expenditures, net                  (26,808)     (123,661)
   Proceeds from payments on notes
    receivable                                741,468       221,495
   Other                                         -          (29,500)
                                             --------     ---------
 Net cash provided by investing activities    714,660        68,334
                                             --------     ---------

Financing activities:
   Purchase of treasury shares                  -          (250,323)
   Proceeds from issuance of common stock       -            15,000
   Proceeds from revolving line of credit       -           250,000
   Proceeds from payments on notes
    receivable for capital stock -
    related parties                            45,315          -
   Principal payments on long term debt      (245,579)     (353,492)
                                             --------      --------
 Net cash used in financing activities       (200,264)     (338,815)

Net (decrease) increase in cash              (298,361)     (490,577)
Cash, beginning of period                     395,477       664,850
                                           ----------     ---------
Cash, end of period                        $   97,116     $ 174,273
                                           ==========     =========

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

	For the quarter ended May 31, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 52% of this segment's revenue and 20% of consolidated revenue. If this contract were not renegotiated or extended in September 2003, USC/Canterbury would not have access to sell into the City of Baltimore. A second group of customers, from a county in Virginia, accounted for 40% of revenues in the reseller segment and 15% of consolidated revenues for the quarter. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in September 2003.

	Five of the six operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues for the first six months of Fiscal 2003 and Fiscal 2002 were generated in these two geographic regions.

Reclassifications
------------------

	Certain reclassifications have been made to prior years balances in order to conform to current presentations.


2.  Segment Reporting
----------------------

	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Prior to the adoption of SFAS 142 for fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For Fiscal 2003, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142. Summarized financial information for the three months and six months ended May 31, 2003 and May 31, 2002, for each segment, is as follows:

For the six months ended May 31,

                   Training      Value Added
                     and         Hardware   Technical   Software
2003              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $ 5,808,020  $ 3,863,233  $285,324    $142,917   $     -       $10,099,494
(Loss) income
  before taxes       (662,600)     106,474   (20,153)      4,368     (592,653)    (1,164,564)
Assets              5,739,561    2,262,148    67,340     189,652   10,051,520     18,310,221
Interest income           214         -         -           -         271,097        271,311
Interest expense       32,420          527      -          1,428       28,004         62,379
Depreciation and
 amortization         170,232        9,582     1,954       3,886       11,940        197,594

                   Training    Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $ 8,262,024  $ 7,438,868 $ 578,614    $109,145   $     -       $16,388,651
Income
   before taxes       359,071      660,424    72,416     (10,741)    (375,234)       705,936
Assets              8,204,649    3,776,729   302,793      94,191   12,342,565     24,720,927
Interest income           460         -         -          2,050      343,752        346,262
Interest expense       52,860           23      -          2,071       49,749        104,703
Depreciation and
 amortization         213,109       21,525    10,555       5,880       11,092        262,161

For the three months ended May 31,

                   Training      Value Added
                     and         Hardware   Technical   Software
2003              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $ 3,115,835  $ 2,067,611  $134,645    $113,024   $     -       $ 5,431,115
Income (loss)
  before taxes        133,435      155,745    (2,013)     11,092     (230,804)        67,455
Assets              5,739,561    2,262,148    67,340     189,652   10,051,520     18,310,221
Interest income          -            -         -           -         128,467        128,467
Interest expense       15,739          257      -            616       14,621         31,233
Depreciation and
 amortization          81,357        5,270       967       1,723        5,968         95,285

                   Training    Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development  Corporate       Total
----              ----------     --------   ---------  -----------  ---------       -----
Revenues          $ 4,566,211  $ 4,799,819 $ 254,732    $ 18,895   $     -       $ 9,639,657
Income
   before taxes       442,130      385,829    13,645     (23,930)    (232,969)       584,705
Assets              8,204,649    3,776,729   302,793      94,191   12,342,565     24,720,927
Interest income          -            -         -          2,050      174,468        176,518
Interest expense       26,258         -         -          1,012       29,752         57,022
Depreciation and
 amortization          94,515       16,444     5,281       1,987        5,564        123,791

3.  Notes Receivable
--------------------

	The Company holds a note receivable with a remaining balance in the amount of $2,329,155 at May 31, 2003. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company is scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005.

	In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,896,020 at May 31, 2003. These notes have interest terms that average 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at May 31, 2003 and November 30, 2002.

	The company has received all scheduled monthly installments for all of its notes receivable outstanding as of May 31, 2003.

4.  Property and Equipment
--------------------------

	Property and equipment, which is recorded at cost, consists of the following:

                                              May 31,      November 30,
                                               2003            2002
                                               ----            ----
Machinery and equipment                     $1,657,082     $1,630,274
Furniture and fixtures                         454,407        454,407
Leased property under capital leases
    and leasehold improvements                 149,345        149,345
                                            ----------    -----------
                                             2,260,834      2,234,026
Less: Accumulated depreciation              (1,546,318)    (1,348,724)
                                            ----------    -----------
  Net property and equipment                $  714,516     $  885,302
                                            ==========    ===========

	Accumulated depreciation of leased property under capital leases at May 31, 2003 amounted to $142,000.

5.  Long-Term Debt
------------------
	                                             May 31,         November 30,
                                                   2003                2002
Long-term obligations consist of:                  ----                ----
    Term loan                                  $  875,000          $1,025,000
    Revolving credit line                            -                   -
    Note payable for acquisition                  800,000             800,000
    Capital lease obligations                       6,909              23,841
    Notes payable - equipment                     165,017             243,664
                                               ----------         -----------
                                                1,846,926           2,092,505
Less:  Current maturities                        (854,230)           (882,880)
                                               ----------         -----------
                                               $  992,696          $1,209,625
                                               ==========          ==========

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase Bank in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of May 31, 2003, $625,000 of this loan has been repaid.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with Commerce Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1% with a floor of 5%. During June, 2003 the Bank extended the term on the revolving line of credit until May 1, 2005.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As a result of recent losses, the Company was in breach of the minimum tangible net worth covenant in the loan agreement with the Bank. At May 31, 2003 the covenant called for a minimum tangible net worth of $8,000,000. The Company reported a tangible net worth of $7,908,000, a shortfall of $92,000. The Company had requested, and was granted, a waiver from the Bank for the quarter ended May 31, 2003 related to this covenant breach. The waiver was granted in conjunction with a previous amendment to the existing loan agreement related to total availability under the facility. Effective April, 2003, the maximum amount available under the credit facility has been reduced from $2,500,000 to $1,500,000 less the principal balance outstanding under the Commerce Bank term loan, subject to receivable and inventory levels. The total available line at
May 31, 2003 was $625,000.   The Company remains in compliance with all
other financial covenants in the loan agreement as of May 31, 2003.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At May 31, 2003, the note payable had an outstanding balance of $133,467.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $630,000 in 2003; $773,000 in 2004; $307,000 in 2005; and $130,000 in 2006.

	The carrying value of the long-term debt approximates its fair value.


6.  Capital Leases
------------------

	Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception is as follows at May 31, 2003:

Total minimum lease payments through November 30, 2003      $   7,159
Less amount representing interest                                (250)
                                                            ---------
Present value of long-term obligations under capital leases $   6,909
                                                            =========


7.	Related Party Transactions
---------------------------------
	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation from an outside group who purchased the business from the Company in 1996. The Company holds notes receivable from the corporation in the amount of $3,896,020 at May 31, 2003. The Company maintained the same level of security interest protection and the same debt amortization schedule.

	At May 31, 2003 and November 30, 2002, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000 and $3,641,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes.

	On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by each recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity for all of Fiscal 2002 to the recipients. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. Also by reducing the term of these notes the Compensation Committee believed that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.

	As a subsequent event, on June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company in the form of 7 3/4% Senior Convertible Promissory Notes. The net proceeds of this private placement will be used for working capital in order to offset the cash drain in the fourth quarter of Fiscal 2002 and the first quarter of Fiscal 2003 and to partially replace the $1,000,000 reduction in the Company's credit facility by the Bank. This note converts into Canterbury restricted common stock at $.355 per share and the note, if not converted into restricted common stock before then, matures in 36 months. The proceeds totaled $355,000. Ten units at $35,500 each were sold. Four were purchased by affiliates of the Company and six were purchased by non-affiliates. The debt is subordinate to all current and future bank debt, but is senior to all other current and future Company indebtedness.

	The shareholders of the Company will be asked to ratify the issuance of the notes in the Proxy Statement for the Annual Meeting to be held in November, 2003. In the interim, the note holders have agreed not to exercise the conversion feature of the notes until after the Annual
Meeting, pending shareholder approval.


8.  Stock Listing
-----------------
	On February 15, 2002 the Company was notified by Nasdaq that it had until May 15, 2002 to come into compliance with the Nasdaq minimum $1.00 per share bid price requirement for continued inclusion of the Company's National Market listing. The Company was and is in full compliance with the remaining listing requirements of Nasdaq's Maintenance Standard #1.
The Company complied with the minimum price requirements by closing at a $1.00 per share bid price for a period of 11 consecutive trading days before May 15, 2002. The minimum requirement was that the Company's common stock close at a $1.00 bid or better for 10 consecutive trading days. Even though the Company met the minimum price requirement, Nasdaq considered intra day trading activity below $1.00 during the 11-day period and did not approve the Company's continued listing on the National Market. The Company appealed Nasdaq's initial decision and appeared before an appeal panel on June 21, 2002. The appeal was denied and on July 31, 2002 the Company's common stock began trading on the Nasdaq SmallCap Market. In order to stay listed on the Nasdaq SmallCap Market, the Company's stock was required to close above a $1 bid price for at least 10 consecutive trading days by February 10, 2003.

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

	On May 8, 2003 Canterbury received a written notification from the Nasdaq Listing Qualifications Section. The letter stated that because the closing bid price of Canterbury's common stock for the previous 30 consecutive trading days was less than the required $1.00 per share, the Company had until November 4, 2003 to trade at a closing bid price of $1.00 per share or more for a minimum of 10 consecutive trading days, or be delisted. In addition, even if the 10 consecutive trading days are achieved, there is no assurance that Canterbury would automatically remain on Nasdaq. As per the Nasdaq Notice Letter of Deficiency, "In determining whether to monitor the bid price beyond 10 business days, Nasdaq will consider the following four factors: (i) margin of compliance; (ii) trading volume; (iii) the market maker montage; and, (iv) the trend of the stock price." If, in the opinion of Nasdaq, the Company is not in compliance on November 4, 2003, additional criteria and an appeal process may be available.

	In the event that Canterbury's common stock is delisted from the Nasdaq SmallCap Market, the Company would apply for inclusion into the OTC Bulletin Board (OTCBB), which is an electronic exchange. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. The Company would request that its existing stock symbol be maintained in order to provide its shareholders with current and timely access to its market price.


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

Liquidity and Capital Resources
--------------------------------

	Working capital at May 31, 2003, was $1,134,000. This was a decrease of $158,000 since November 30, 2002. Accounts receivable and inventory increased by $652,000 causing this decrease. This was due to higher overall sales volume and increased activity in the value added reseller segment. Working capital, however, increased by $673,000 from February 28, 2003 to May 31, 2003. This was caused by two factors. First, the Company returned to profitability in the second quarter. But the major factor was the $500,000 paydown on the long-term demand note from a related party.
These funds were used to fortify the balance sheet by reducing short-term liabilities during the second quarter.

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of May 31, 2003, $625,000 of this loan has been repaid.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with the Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1% with a floor of 5%. During June, 2003 the Bank extended the term on the revolving line of credit until May 1, 2005.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As a result of recent losses, the Company was in breach of the minimum tangible net worth covenant in the loan agreement with the Bank. At May 31, 2003 the covenant called for a minimum tangible net worth of $8,000,000. The Company reported a tangible net worth of $7,908,000, a shortfall of $92,000. The Company had requested, and was granted, a waiver from the Bank for the quarter ended May 31, 2003 related to this covenant breach. The waiver was granted in conjunction with a previous amendment to the existing loan agreement related to total availability under the facility. Effective April, 2003, the maximum amount available under the credit facility has been reduced from $2,500,000 to $1,500,000 less the principal balance outstanding under the Commerce Bank term loan, subject to receivable and inventory levels. The total available line at
May 31, 2003 was $625,000.   The Company remains in compliance with all
other financial covenants in the loan agreement as of May 31, 2003.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over the next three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance.

	Management believes that anticipated positive cash flow contributions from the Company's operating subsidiaries, the availability to borrow from its revolving line of credit, utilizing the proceeds from the demand note paydown in April and the private placement in June, 2003 should be sufficient to cover cash flow requirements for Fiscal 2003. However, if economic conditions deteriorate or if the Company requires additional working capital to support an economic expansion, additional working capital may need to be raised. There was no material commitment for capital expenditures as of May 31, 2003. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from operating activities for the six months ended May 31, 2003 was $(813,000), a decrease of $593,000 over the first six months of Fiscal 2002. The reduction in operating cash flow in 2003 was due in large part to the reduced levels of operating profitability from each of the subsidiaries as well as a temporary increase in inventory levels at May 31, 2003 due to delayed shipments of hardware to clients. The Company's May
31, 2003 current ratio was 1.30:1.00 versus 1.40:1.0 at November 30, 2002.
While the May 31, 2003 current ratio is slightly below previous year end levels, it is an improvement from the end of the first quarter of Fiscal 2003 due again to the return to profitability and the collection of $500,000 from a demand note with a related party.

	During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the $1,360,000 demand note, with a related party. On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The $860,000 and $1,360,000 demand note balance is included in the non-current portion of notes receivable at May 31, 2003 and November 30, 2002, respectively.

	As a subsequent event, on June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company in the form of 7 3/4% Senior Convertible Promissory Notes. The net proceeds of this private placement will be used for working capital, in order to offset the cash drain in the fourth quarter of Fiscal 2002 and the first quarter of Fiscal 2003 and to partially replace the $1,000,000 reduction in the Company's credit facility by the Bank. This note converts into Canterbury restricted common stock at $.355 per share and the note, if not converted into restricted common stock before then, matures in 36 months. The proceeds totaled $355,000. Ten units at $35,500 each were sold. Four were purchased by affiliates of the Company and six were purchased by non-affiliates. The debt is subordinate to all current and future bank debt, but is senior to all other current and future Company indebtedness.

	The shareholders of the Company will be asked to ratify the issuance of the notes in the Proxy Statement for the Annual Meeting to be held in November, 2003. In the interim, the note holders have agreed not to exercise the conversion feature of the notes until after the Annual
Meeting, pending shareholder approval.


RESULTS OF OPERATIONS
----------------------

Revenues
--------

	Total revenues for the three months ended May 31, 2003 decreased by $4,209,000 (44%) from the same three-month period in Fiscal 2002. Service revenue decreased by $1,571,000 (32%) and product revenue decreased by $2,638,000 (55%) during the second quarter of Fiscal 2003 as compared to the second quarter of Fiscal 2002. With the exception of the software segment, all operating segments experienced a revenue downturn during the quarter from the previous year.

	For the six months ended May 31, 2003, total revenue decreased by $6,290,000 (38%). Service revenue decreased by $2,748,000 (31%) and product revenue declined by $3,542,000 (47%).

	The declining revenue in all of the operating segments is the result of reduced client spending in all phases of information technology and training. Budgets have been reduced or eliminated. Projects have been delayed or reduced in scope. Many businesses are attempting to use internal resources instead of outsourcing in an attempt to save money during these difficult economic times. The Company is dealing with this business downturn in a number of ways. Facility consolidations, workforce reductions in areas other than sales, salary freezes and reductions, and the hiring of more sales personnel are all being utilized as a means to preserve cash and to increase revenues and cash flow. While revenues have declined across the board, the Company has taken aggressive steps to reduce fixed costs and lower the overall breakeven point for the business.

	CALC/Canterbury has reduced its fixed overhead by sharing its Parsippany, New Jersey facility with both DMI/Canterbury and Usertech/Canterbury. During February, 2003 CALC/Canterbury executed a licensing agreement with ExecuTrain, an international learning solutions provider, whereby it will become part of their global training network. As a result, CALC/Canterbury can now offer national and international training delivery to its existing clients with multiple locations. The alliance will also allow CALC/Canterbury to market itself to new clients who have not used them in the past due to its lack of national training capability. To date, CALC/Canterbury has not realized any significant incremental revenue from this relationship. CALC/Canterbury is currently in search of qualified sales personnel to help expand its presence in the metro New York City marketplace. During the second quarter of Fiscal 2003 the Company accepted the resignation of CALC/Canterbury's President for personal reasons. A successor has yet to be named and the existing management team has assumed additional responsibilities in the interim.

	Usertech/Canterbury experienced a significant downturn in revenues during Fiscal 2003. For the first half of Fiscal 2003 revenues have declined by almost $2,300,000 (45%) as compared to the first half of Fiscal 2002, representing the majority of the decrease in service revenue. Several large projects ended at the end of last year and were not replaced with new business. Many of Usertech/Canterbury's consultants were under utilized during the first quarter. As the softness in revenue has continued into the early part of Fiscal 2003, the Company has taken several significant steps to preserve cash flow. First, the Saddlebrook, New Jersey office was closed in December, 2002 and those employees were relocated to Parsippany, New Jersey to share office space with CALC/Canterbury. The Company saved approximately $175,000 annually by not renewing the Saddlebrook lease. There was also a significant workforce reduction during the first quarter of 2003. Twenty-seven (27) employees have been laid off resulting in annual salary and benefits savings of approximately $2,200,000. As a result of this staff reduction, Usertech/Canterbury's organization was restructured and streamlined resulting in additional savings. Usertech/Canterbury is also searching for additional account executives in order to reach more potential customers on a national basis. In addition, Usertech/Canterbury plans to offer its learning solutions through the ExecuTrain national franchise network as a result of the licensing agreement between CALC/Canterbury and ExecuTrain. ExecuTrain has been planning to expand its product offerings in the ERP market and Usertech/Canterbury can now provide quality delivery and service to the client base that ExecuTrain currently services through its network of training centers. To date, however, no revenues have been achieved through this source. During the second quarter of Fiscal 2003, revenues have increased by approximately 15% from the weak first quarter. This increase coupled with the significant reduction in expenses resulted in over a $700,000 improvement in pretax income for the subsidiary for the three months ended May 31, 2003 as compared to the first quarter of Fiscal 2003, although income for the first six months of Fiscal 2003 is well below that of Fiscal 2002.

	As previously reported, the Company is conducting an ongoing investigation into the circumstances relating to a certain previously undisclosed business relationship by the former President of Usertech/Canterbury to determine if other individuals or entities had any involvement in this matter. This business relationship was the reason the former President was terminated for cause earlier this year.

	USC/Canterbury has been dealing with a number of business issues as a result of the Hewlett-Packard/Compaq merger. Lower margins, more competition and delays in product availability have all taken their toll on revenues. USC/Canterbury is attempting to expand its reseller relationships to manufacturers other than Hewlett Packard and Compaq in order to provide customers with more purchasing options as well as to reduce its dependence on a sole source for product. The majority of USC/Canterbury's clients are municipalities in state and local government. With many state budgets running at a deficit, there is less money being allocated to information technology spending. USC/Canterbury continues to focus on expanding its business to commercial clients to reduce its overall dependence on government clients. The pending change with Hewlett Packard to an agent model from the current system of recording gross revenues and costs did not have a material impact on revenues for the first or second quarter of Fiscal 2003. Gross margins for USC/Canterbury have improved slightly during the second quarter of this year. At the end of the first quarter, gross profit was 10%. At May 31, 2003 it had improved to almost
13% on a year-to-date basis. There are no guarantees that these higher margins will be sustained for the balance of the year. One of the biggest reasons for the year-to-year decrease in product revenue was due to a delay in shipment of almost $3,000,000 in hardware to a school system in Virginia. In Fiscal 2002 this shipment occurred in May, 2002. This year the product did not ship until June, 2003 due to delays in receiving the orders from the client and further delays in shipping by the manufacturer.

MSI/Canterbury's management and sales training tends to be a more discretionary expenditure by its clients during difficult economic times. Many clients have reduced or eliminated certain programs for the time being. Over the past thirty years of its existence MSI/Canterbury has experienced the ebb and flow caused by cyclical economic conditions. While dealing with the current downturn, this subsidiary has taken several steps to address the situation. First, MSI/Canterbury has expanded its reach by entering into several alliance programs with local chambers of commerce. There have been reductions in support staff and consultants, while at the same time an ongoing search for qualified sales personnel is being conducted. MSI/Canterbury also plans to offer its services through the ExecuTrain national network in conjunction with the agreement between CALC/Canterbury and ExecuTrain. MSI/Canterbury is also developing distance learning products to complement its live delivery platform.

	ATM/Canterbury has also experienced declining revenues caused in large part to the downturn in spending for information technology products as a result of poor economic conditions in the country. New products have been developed in an effort to penetrate markets that were previously not addressed. Lower priced versions of various software packages are being introduced to new clients who have less demanding performance requirements. ATM/Canterbury continues to search for strategic partners who will use its software as an integral component in a packaged solution for asset tracking or document tracking and retrieval.

	DMI/Canterbury's revenues have been adversely affected by the poor economic condition of many of the industries that it serves. A lack of information technology job openings coupled with a surplus of IT professionals has resulted in a reduction in revenue. It is anticipated that this decline in revenue will continue for the remainder of the year. Steps have been taken to reduce operating expenses in order to reduce the likelihood of future pretax losses for this segment.

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


Costs and Expenses
------------------

	Total costs and expenses decreased by $3,110,000 (44%) during the second quarter of Fiscal 2003 as compared to the second quarter of Fiscal 2002.
Service costs declined by $774,000 (27%), while product costs decreased by $2,336,000 (56%). The decreases are a direct result of the lower revenues recognized during the quarter and aggressive cost cutting by Company management. The service cost reduction is the result of lower personnel related costs of $683,000 and lower repair, maintenance and support costs of approximately $90,000. The consolidated gross profit margin increased from 27% for the second quarter of Fiscal 2003 to 28% in the second quarter of Fiscal 2003. The significant cost reductions outlined previously have had a positive impact on gross margins as the overall breakeven point for the business has been greatly reduced. The second quarter consolidated gross margin of 28% was better than twice the first quarter's margin of 13%. The major challenge facing management is to increase overall sales volume to capitalize on the improved cost structure of its businesses.

	Gross profit on services for the second quarter declined from 41% in Fiscal 2002 to 37% in Fiscal 2003 due primarily to declining revenue and relatively high fixed costs for training. Product margins increased to 16% from 13% in the previous year's second quarter. Even with lower sales volume and discontinued rebate programs, USC/Canterbury has been able to stabilize and even increase margins by utilizing strategic sales initiatives and maximizing manufacturer and distributor incentive programs.

	Selling expense declined by $231,000 (35%) during the second quarter of Fiscal 2003, as compared to Fiscal 2002, and $368,000 (29%) for the first six months of Fiscal 2003 compared to Fiscal 2002, due primarily to reductions in personnel related expenses including reduced commissions on lower reported revenues and gross profit.

	General and administrative expenses were reduced by $372,000 (25%) during the second quarter of Fiscal 2003 as compared to the same three-month period in Fiscal 2002. Reduction in personnel, salary freezes and pay reductions were the primary reason for the reduction ($325,000). Also the closing of the Saddlebrook facility in the beginning of the year accounted for approximately $50,000 of cost savings during the second quarter.

	On March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, have voluntarily reduced their present salaries by 8%. This is in line with a recently instituted 8% salary reduction at one of the Company's largest subsidiaries.

	Interest income decreased by $49,000 (28%) during the second quarter of Fiscal 2003 as compared to the same period in the previous year. This is due in part to the reduction in notes receivable balance coupled with the reduced interest rate on the demand note with a related party which was negotiated as part of the paydown during April, 2003. This reduction also holds true for the six-month period ended May 31, 2003.

	Interest expense declined by $26,000 (46%) for the three months ended May 31, 2003 as compared to the same three months in Fiscal 2002. The ongoing reduction in term debt with the Bank coupled with declining interest rates are the two reasons for the reduction. The same can be said of the six-month reduction of $43,000 (41%).

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

A Form 8-K was filed with the SEC on May 15, 2003 - On May 8, 2003 Canterbury received a written notification from the Nasdaq Listing Qualifications Section. The letter stated that because the closing bid price of Canterbury's common stock for the previous 30 consecutive trading days was less than the required $1.00 per share, the Company had until November 4, 2003 to trade at a closing bid price of $1.00 per share or more for a minimum of 10 consecutive trading days, or be delisted.

As a subsequent event, a Form 8-K was filed with the SEC on June 11, 2003 - The Board of Directors of Canterbury
Consulting Group, Inc. authorized a debt private placement for the Company of a minimum of $250,000 up to a maximum of $500,000 in order to replace working capital which was depleted during the fourth quarter of Fiscal 2002 and the first quarter of Fiscal 2003.

As a subsequent event, a Form 8-K was filed with the SEC on June 25, 2003 - Canterbury Consulting Group, Inc. received $355,000 from the aforementioned private placement for the Company in the form of a 7 3/4% Senior Convertible Promissory Note.

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



July 15, 2003


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

Date: July 15, 2003

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


Date: July 15, 2003

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