Form 10-Q
period 2003-08-31
CANTERBURY CONSULTING GROUP INC
filed 2003-10-14
CIK 794927

FORM 10-Q
                               ---------

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For Quarter Ended:                               Commission File Number:
August 31, 2003                                             0-15588



                  CANTERBURY CONSULTING GROUP, INC.
                  ---------------------------------
       (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2170505
-------------------------------            ---------------------------------
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

	The number of shares outstanding of the registrant's common stock as of the date of the filing of this report 2,097,251 shares.

FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-----------------------------

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
ASSETS
------
                                                  August 31,
                                                      2003        November 30,
                                                  (Unaudited)        2002
                                                  -----------     ------------

Current Assets:

Cash and cash equivalents                        $   743,613      $395,477
Accounts receivable, net of
  allowance for doubtful accounts
  of $362,000 and $383,000                         2,574,246     2,850,934
Notes receivable - current portion                   521,547       492,377
Prepaid expenses and other assets                    300,873       321,826
Inventory, principally finished goods, at cost       389,861       173,118
Deferred income tax benefit                          272,660       272,660
                                                  ----------    ----------
     Total Current Assets                          4,802,800     4,506,392

Property and equipment at cost, net of
  accumulated depreciation of $1,628,000 and
  $1,349,000                                         632,683       885,302
Goodwill                                           3,608,381     3,608,381
Deferred income tax benefit                        3,208,881     2,987,728
Notes receivable                                   5,587,342     6,474,266
Other assets                                         204,495       206,910
                                                  ----------    ----------

     Total Assets                                $18,044,582   $18,668,979
                                                 ===========   ===========


                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                 August 31, 2003  November 30,
                                                  (Unaudited)        2002
                                                ----------------  ------------

Current Liabilities:
  Accounts payable - trade                       $ 1,285,946    $   618,124
  Accrued expenses                                   565,929        821,298
  Unearned revenue                                   708,729        892,249
  Current portion, long-term debt                    847,360        882,880
                                                 -----------     ----------
     Total Current Liabilities                     3,407,964      3,214,551

Long-term debt                                       879,678      1,209,625

Subordinated convertible debt                        355,000           -

Deferred income tax                                1,994,203      2,036,203
                                                   ---------    -----------

     Total Liabilities                             6,636,845      6,460,379

Commitments

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
   shares authorized; 1,952,251 and
   1,732,959 issued and outstanding                    1,952          1,733
  Additional paid-in capital                      24,093,170     23,782,498
  Accumulated deficit                             (9,091,892)    (7,934,823)
  Notes receivable for capital stock -
   related parties                                (3,595,493)    (3,640,808)
                                                 -----------    -----------

     Total Stockholders' Equity                   11,407,737     12,208,600
                                                 -----------    -----------

     Total Liabilities and
      Stockholders' Equity                       $18,044,582    $18,668,979
                                                 ===========    ===========

                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three-Months Ended August 31,
Nine-Months Ended August 31,
                                        2003               2002
2003           2002
                                       -----               ----
-----           ----
                                     (Unaudited)        (Unaudited)
(Unaudited)     (Unaudited)

Service revenue                      $ 2,594,839       $ 3,902,293      $
8,688,183     $12,742,931
Product revenue                        5,730,849         4,896,253
9,736,999      12,444,266
                                     -----------       -----------
----------       -----------

   Total net revenue                   8,325,688         8,798,546
18,425,182      25,187,197

Service costs and expenses             1,872,923         2,818,704
6,356,848       8,446,998
Product costs and expenses             5,188,758         4,491,450
8,638,772      10,810,346
                                     -----------       -----------
-----------    -----------

   Total costs and expenses            7,061,681         7,310,154
14,995,620      19,257,344

Gross profit                           1,264,007         1,488,392
3,429,562       5,929,853

Selling                                  448,908           754,507
1,343,527       2,017,395
General and administrative             1,166,801         1,739,849
3,813,179       4,568,251
                                     -----------       -----------
----------     -----------

   Total operating expenses            1,615,709         2,494,356
5,156,706       6,585,646

Other income/(expense)
Interest income                         116,258           167,013
387,569         513,275
Interest expense                        (30,050)          (44,835)
(92,429)       (149,538)
Other                                       989               731
2,935         114,937
                                     -----------       ------------
---------      ----------

   Total other income                     87,197           122,909
298,075         478,674

Loss before income taxes                (264,505)         (883,055)
(1,429,069)       (177,119)

Income tax benefit                       (69,000)         (397,000)
(272,000)       (122,000)
                                     -----------       -----------
----------     -----------

Net loss                           $    (195,505)      $  (486,055)
$(1,157,069)     $  (55,119)
                                   =============       ===========
===========     ===========

Net loss per share
  and common share equivalents

  Basic and diluted:
   Net loss                               $ (.11)           $(.28)
$(.64)          $(.03)
                                   =============       ===========
============      ==========

  Weighted average number
   of common shares - basic            1,852,700         1,726,300
1,814,100       1,749,000
                                   =============       ===========
============      ==========

  Weighted average number
   of common shares - diluted          1,854,500         1,744,700
1,814,700       1,767,500
                                   =============       ===========
=============      ==========


                               See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

                                             August 31,     August 31,
                                               2003           2002
                                           ------------  --------------
                                           (Unaudited)    (Unaudited)

Operating activities:
Net loss                                 $ (1,157,069)    $ (55,119)
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization              279,481       381,013
   Provision for losses on accounts
    receivable                                (20,975)       40,504
   Deferred income taxes                     (253,535)     (122,000)
   401(k) contributions issued in stock       211,029        92,501
   Issuance of stock options to
    consultants for services                   12,740          -
   Issuance of common stock to
    officers in lieu of salary                 77,504          -
   Other assets                                 2,415           860

   Changes in operating assets
     Accounts receivable                      297,663       176,496
     Inventory                               (216,743)      638,520
     Prepaid expenses and other assets         20,953       (61,731)
     Income taxes                                -          (18,540)
     Accounts payable                         667,822           (21)
     Accrued expenses                        (255,369)     (118,222)
     Unearned revenue                        (183,520)   (1,065,636)
                                             --------     ---------
Net cash used in
  operating activities                       (517,604)     (111,375)
                                             --------     ---------

Investing activities:
   Capital expenditures, net                  (26,862)      (42,504)
   Proceeds from payments on notes
    receivable                                857,754       336,574
   Other                                         -          (29,500)
                                             --------     ---------
Net cash provided by investing activities     830,892       264,570
                                             --------     ---------

Financing activities:
   Purchase of treasury shares                  -          (250,323)
   Proceeds from issuance of common stock       -            15,000
   Proceeds from revolving line of credit       -           300,000
   Proceeds from subordinated convertible
    debt                                      355,000          -
   Proceeds from payments on notes
    receivable for capital stock -
    related parties                            45,315          -
   Principal payments on long term debt      (365,467)     (557,245)
                                             --------      --------
Net cash provided by/
    (used in) financing activities             34,848      (492,568)
                                             --------      --------

Net increase/(decrease) in cash               348,136      (339,373)
                                           ----------     ---------
Cash, beginning of period                     395,477       664,850
                                           ----------     ---------
Cash, end of period                        $  743,613     $ 325,477
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

Concentration of Risk
----------------------

	As previously discussed, the Company is in the business of providing management and information technology services and training. These services are provided to a large number of customers in various industries in the United States. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customers wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

	The Company maintains cash balances at a creditworthy bank located in the United States. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.

	For the quarter ended August 31, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 33% of this segment's revenue and 22% of consolidated revenue. If this contract is not renegotiated or extended in early 2004, USC/Canterbury would not have access to sell into the City of Baltimore. As of the date of this filing, the existing contract is being presented to the Board of Estimates for a four-month extension. It is estimated that the Request for Proposal for the new contract will not be sent out until early
November. A second group of customers, from a county in Virginia, accounted for 61% of the revenues in the reseller segment and 42% of consolidated revenues for the quarter. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in early 2004.

	Five of the six Canterbury operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues for the first nine months of Fiscal 2003 and Fiscal 2002 were generated in these two geographic regions.


Reclassifications
------------------

	Certain reclassifications have been made to prior years balances in order to conform to current presentations.


2.  Segment Reporting
----------------------

	The Company is organized into four operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, technical staffing and software development. Prior to the adoption of SFAS 142 for fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For Fiscal 2003, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142. Summarized financial information for the three months and nine months ended August 31, 2003 and August 31, 2002, for each segment, is as follows:

For the nine months ended August 31,

                   Training      Value Added
                     and         Hardware   Technical   Software
2003              Consulting     Reseller   Staffing   Development
Corporate       Total
----              ----------     --------   ---------  -----------
---------       -----
Revenues          $ 8,319,397  $ 9,570,193  $368,786    $166,806   $     -
     $18,425,182
(Loss) income
  before taxes       (942,984)     393,223    13,813        (969)
(892,152)    (1,429,069)
Assets              5,864,023    1,704,724    29,283     206,628
10,239,924     18,044,582
Interest income           214         -         -           -
387,355        387,569
Interest expense       47,697          821      -          2,071
41,840         92,429
Depreciation and
amortization         239,673       14,122     2,431       5,647       17,608
        279,481

                   Training    Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development
Corporate       Total
----              ----------     --------   ---------  -----------
---------       -----
Revenues          $12,015,197  $12,332,002 $ 727,734    $112,264   $     -
     $25,187,197
(Loss) income
   before taxes         6,445      662,994   (70,593)    (18,708)
(757,257)       (117,119)
Assets              8,264,901    2,866,391   184,110      64,321
12,037,225     23,416,948
Interest income           460         -         -          2,050
510,765        513,275
Interest expense       77,797          588      -          2,952
68,201        149,538
Depreciation and
amortization         314,032       29,290    14,573       6,394       16,724
        381,013

For the three months ended August 31,

                   Training      Value Added
                     and         Hardware   Technical   Software
2003              Consulting     Reseller   Staffing   Development
Corporate       Total
----              ----------     --------   ---------  -----------
---------       -----
Revenues          $ 2,511,377  $ 5,706,960  $ 83,462    $ 23,889   $     -
     $ 8,325,688
(Loss) income
  before taxes       (280,384)     286,749    33,966      (5,337)
(299,499)      (264,505)
Assets              5,864,023    1,704,724    29,283     206,628
10,239,924     18,044,582
Interest income          -            -         -           -
116,258        116,258
Interest expense       15,277          294      -            643
13,836         30,050
Depreciation and
amortization          69,442        4,540       477       1,761        5,668
         81,888

                   Training    Value Added
                     and         Hardware   Technical   Software
2002              Consulting     Reseller   Staffing   Development
Corporate       Total
----              ----------     --------   ---------  -----------
---------       -----
Revenues          $ 3,753,173  $ 4,893,134 $ 149,120    $  3,119   $     -
     $ 8,798,546
(Loss) income
   before taxes      (352,626)       2,570  (143,009)     (7,967)
(382,023)       (883,055)
Assets              8,264,901    2,866,391   184,110      64,321
12,037,225     23,416,948
Interest income          -            -         -           -
167,013        167,013
Interest expense       24,937          565      -            881
18,452         44,835
Depreciation and
amortization         100,923        7,764     4,018         514        5,633
        118,852

3.  Notes Receivable
--------------------

	The Company holds a note receivable with a remaining balance in the amount of $2,272,219 at August 31, 2003. This note was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company was scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005. As a subsequent event, during September, 2003, the Company received $2,295,327 representing the remaining principal balance plus accrued interest.

	In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,836,669 at August 31, 2003. These notes have interest terms that average 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at August 31, 2003 and November 30, 2002.

	The company has received all scheduled monthly installments for all of its notes receivable outstanding as of August 31, 2003.

4.  Property and Equipment
--------------------------

	Property and equipment, which is recorded at cost, consists of the following:

                                              August 31,   November 30,
                                               2003           2002
                                               ----           ----
Machinery and equipment                     $1,657,136     $1,630,274
Furniture and fixtures                         454,407        454,407
Leased property under capital leases
    and leasehold improvements                 149,345        149,345
                                            ----------    -----------
                                             2,260,888      2,234,026
Less: Accumulated depreciation              (1,628,205)    (1,348,724)
                                            ----------    -----------
  Net property and equipment                $  632,683     $  885,302
                                            ==========    ===========

	Accumulated depreciation of leased property under capital leases at August 31, 2003 amounted to $146,000.

5.  Long-Term Debt
------------------
                                                August 31,      November 30,
                                                   2003              2002
Long-term obligations consist of:                  ----            --------
    Term loan with Bank                        $  800,000        $1,025,000
    Note payable for acquisition                  800,000           800,000
    Capital lease obligations                       1,996            23,841
    Notes payable - equipment                     125,042           243,664
                                               ----------       -----------
                                                1,727,038         2,092,505
Less:  Current maturities                        (847,360)         (882,880)
                                               ----------       -----------
                                               $  879,678       $1,209,625
                                               ==========       ==========

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase Bank in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of August 31, 2003, $700,000 of this loan has been repaid. As a subsequent event, on September 18, 2003 the remaining balance of this term loan of $800,000 was repaid from the proceeds of the prepayment of the note receivable as described in Note 3. As a result of this payoff, the Company currently has no bank debt and is in the process of renegotiating its current loan agreement with the Bank. While renegotiating the current loan agreement, the Company will incur no bank fees and will be precluded from borrowing under the existing revolving loan agreement.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with Commerce Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1% with a floor of 5%. During June, 2003 the Bank extended the term on the revolving line of credit until May 1, 2005. Effective April, 2003, the maximum amount available under the credit facility had been reduced from $2,500,000 to $1,500,000 less the principal balance outstanding under the Commerce Bank term loan, subject to receivable and inventory levels. The total available line at August 31, 2003 was
$700,000.   The Company is in compliance with all financial covenants in the loan agreement as of August 31, 2003. As stated above, the Company has suspended its credit facility arrangement with Commerce Bank in September 2003 pending a renegotiation of terms.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as called for in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. The previous owners have denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. They are claiming breach of a sublease agreement by Canterbury for office space. Canterbury had denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome on behalf of Canterbury. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal, as well as accrued interest of $56,000 payment due on September 28, 2003.

	In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At August 31, 2003, the note payable had an outstanding balance of $97,520.

	Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are approximately $515,000 in 2003; $773,000 in 2004; $307,000 in 2005; and $130,000 in 2006.

	The carrying value of the long-term debt approximates its fair value.

	On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company. Ten units of 7 3/4% Subordinated Convertible Promissory Notes at $35,500 each were issued representing total proceeds to the Company of $355,000. The notes are convertible into Canterbury restricted stock at $.355 per share. The notes, if not converted into restricted stock before then, mature at June 2, 2006 and the entire loan amount must be repaid at that time. These notes were subordinate to the Commerce Bank debt at August 31, 2003.


6.  Capital Leases
------------------

	Capital lease obligations are for certain equipment leases which expire through fiscal year 2003. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 10.5% to 14.3% at their inception is as follows at August 31, 2003:


Total minimum lease payments through November 30, 2003      $   2,068
Less amount representing interest                                 (72)
                                                            ---------
Present value of long-term obligations under capital leases $   1,996
                                                            =========


7.	Related Party Transactions
---------------------------------

	During Fiscal 2001, certain officers and directors of the Company purchased a 33% ownership interest in a corporation from an outside group who had purchased the business from the Company in 1996. The Company holds notes receivable from the corporation in the amount of $3,836,669 at August 31, 2003. The Company maintained the same level of security interest protection and the same debt amortization schedule.

	At August 31, 2003 and November 30, 2002, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000 and $3,641,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes.

	On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May
16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by each recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment shall be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity for all of Fiscal 2002 to the recipients. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. Also by reducing the term of these notes the Compensation Committee believed that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.

	On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company in the form of a 7 3/4% Senior Convertible
Promissory Note. The net proceeds of this private placement were used for working capital to operate the Company in order to offset the operating cash flow shortfall in the fourth quarter of Fiscal 2002, and the first quarter of Fiscal 2003, and to partially replace the $1,000,000 reduction in the Company's credit facility by its bank. This note is convertible into Canterbury restricted common stock at $.355 per share. The notes, if not converted into restricted common stock before then, mature in 36 months and the entire loan amount of $355,000 must be repaid at that time. The ten convertible note units represent total potential dilution of one million shares if all of the notes are converted into common stock. Ten units at $35,500 each were sold. Four units were purchased by affiliates of the Company and six units were purchased by non-affiliates. This debt is subordinate to all current and future bank debt, but is senior to all other current and future Company indebtedness.

The shareholders of the Company will be asked to ratify the issuance of these notes in the Proxy Statement for the Annual Meeting to be held in November, 2003. In the interim, the note holders have agreed not to exercise the conversion feature of the notes until after the Annual Meeting, pending shareholder approval.


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

On September 10, 2003 the Company received the following letter from the Nasdaq Listing Qualifications Section. "On May 8, 2003, Staff notified the Company that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c)(4) (the "Rule"). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until November 4, 2003, to regain compliance with the Rule. Since then, the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, the Company has regained compliance with the Rule and this matter is now closed."


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

Liquidity and Capital Resources
--------------------------------

	Working capital at August 31, 2003, was $1,395,000. This was an increase of $103,000 since November 30, 2002. The increase was the net result of the additional liquidity provided by the $500,000 payment on a long term note receivable from a related party in the second quarter coupled with the $355,000 received from the private placement of Senior Convertible Notes in the third quarter, offset by the negative effect of the nine-month loss on working capital. The September 2003 accelerated collection of a note receivable, as reported in Note 3, and the associated payoff of the remaining bank debt increased working capital by $1,548,000.

	The Company's outstanding amount owed under the revolving credit line with Chase Bank was refinanced in May 2001 by establishing a commercial lending relationship with Commerce Bank, N.A. (the Bank). As of the date of the refinancing, approximately $883,000 was paid to Chase in full satisfaction of the Company's outstanding obligations, from the proceeds of a $1,500,000 five-year term loan from Commerce. As of August 31, 2003, $700,000 of this loan has been repaid.

	As part of the refinancing, the Company also secured a two-year $2,500,000 working capital line of credit with Commerce Bank collateralized by trade accounts receivable and inventory. $1,500,000 was borrowed in conjunction with the acquisition of User Technology Services, Inc. ("Usertech") on September 28, 2001. This $1,500,000 has been repaid in full. Both loans carry an interest rate of the prime rate plus 1% with a floor of 5%. During June, 2003 the Bank extended the term on the revolving line of credit until May 1, 2005. Effective April, 2003, the maximum amount available under the credit facility had been reduced from $2,500,000 to $1,500,000 less the principal balance outstanding under the Commerce Bank term loan, subject to receivable and inventory levels. The total available line at August 31, 2003 was
$700,000.   The Company is in compliance with all financial covenants in the loan agreement as of August 31, 2003. As stated above, the Company has suspended its credit facility arrangement with Commerce Bank in September 2003 pending a renegotiation of terms.

	The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock.

	As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as called for in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. The previous owners have denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. They are claiming breach of a sublease agreement by Canterbury for office space. Canterbury had denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome on behalf of Canterbury. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal, as well as accrued interest of $56,000 payment due on September 28, 2003.

	Management believes that potential cash flow contributions from the Company's operating subsidiaries, and utilizing the proceeds from the demand note paydown in April and the private placement in June, 2003 as well as the proceeds from the September, 2003 early payoff of a long term notes receivable should be sufficient to cover cash flow requirements for Fiscal 2003. However, if economic conditions deteriorate or if the Company requires additional working capital to support an economic expansion, additional working capital may need to be raised. There was no material commitment for capital expenditures as of August 31, 2003. Inflation was not a significant factor in the Company's financial statements.

	Cash flow from operating activities for the nine months ended August 31, 2003 was ($518,000) a decrease of $407,000 over the first nine months of Fiscal 2002. The reduction in operating cash flow in 2003 was due in large part to the reduced levels of operating profitability from each of the subsidiaries as well as a temporary increase in inventory levels at August 31, 2003 due to delayed shipments of hardware to clients. During the third quarter of Fiscal 2003 operating cash flow was $295,000. This improvement was due to a reduction in receivables ($435,000) and inventory ($278,000) offset by a decrease in accounts payable of $324,000 and unearned revenue of $77,000.

	On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company in the form of a 7 3/4% Senior Convertible
Promissory Note. The net proceeds of this private placement were used for working capital to operate the Company in order to offset the operating cash flow shortfall in the fourth quarter of Fiscal 2002, and the first quarter of Fiscal 2003, and to partially replace the $1,000,000 reduction in the Company's credit facility by its bank. This note is convertible into Canterbury restricted common stock at $.355 per share. The notes, if not converted into restricted common stock before then, mature in 36 months and the entire loan amount of $355,000 must be repaid at that time. The ten convertible note units represent total potential dilution of one million shares if all of the notes are converted into common stock. Ten units at $35,500 each were sold. Four units were purchased by affiliates of the Company and six units were purchased by non-affiliates. This debt is subordinate to all current and future bank debt, but is senior to all other current and future Company indebtedness.


	The shareholders of the Company will be asked to ratify the issuance of these notes in the Proxy Statement for the Annual Meeting to be held in November, 2003. In the interim, the note holders have agreed not to exercise the conversion feature of the notes until after the Annual
Meeting, pending shareholder approval.

	During September, 2003 the Company received $2,295,327 representing the remaining principal balance plus accrued interest from a note receivable which was scheduled to matured in December, 2005. With the proceeds from this prepayment, the Company paid off the remaining term debt of $800,000 to the Bank. The aforementioned transactions and occurrences fortified the Company's working capital and liquidity.


RESULTS OF OPERATIONS
----------------------

Revenues
--------

	Total revenues for the three months ended August 31, 2003 decreased by $472,000 (5%) from the same three-month period in Fiscal 2002. Service revenue decreased by $1,307,000 (33%) and product revenue increased by $835,000 (17%) during the third quarter of Fiscal 2003 as compared to the third quarter of Fiscal 2002. With the exception of the Value Added
Hardware Reseller segment, all operating segments experienced a revenue downturn during the quarter from the previous year.

	For the nine months ended August 31, 2003, total revenue decreased by $6,762,000 (27%). Service revenue decreased by $4,055,000 (32%) and product revenue declined by $2,707,000 (22%).

	The declining revenue in all of the operating segments is the result of reduced client spending in our sector of information technology and training. Budgets have been reduced or eliminated. Projects have been delayed or reduced in scope. Many businesses are attempting to use internal resources instead of outsourcing in an attempt to save money during these difficult economic times. The Company is dealing with this business downturn in a number of ways. Facility consolidations and closures, workforce reductions in areas other than sales, salary freezes and reductions, and the hiring of more sales personnel are all being utilized as a means to preserve cash and to increase revenues and cash flow. While revenues have declined across the board, the Company has taken aggressive steps to reduce fixed costs and lower the overall breakeven point for the business.

	CALC/Canterbury Corp, a wholly owned subsidiary, has experienced a significant decline in the demand for public desktop and technical training over the past several years. The fixed costs associated with providing this type of computer training are very high. Rent, facility, personnel, registration, scheduling and technical support are all fixed expenses necessary to offer this training. The Company has decided that it can no longer stay in this particular market segment and is currently transitioning away from this delivery platform. Discussions with the various landlords are in process to negotiate a surrender of the classrooms currently under lease. CALC/Canterbury has been paying approximately $100,000 a month in rent and utilities for its four training facilities, which have been grossly underutilized. The Company intends to withdraw from the public training market entirely, and reposition its training skills and capabilities toward private training at the customer's facility or in per diem rented facilities; developing and selling distance learning products, providing various technical services along with cooperative selling efforts with select channel partners.

	As previously stated, the Company had attempted to bolster its public training business by establishing a licensing agreement with ExecuTrain, an international learning solutions provider. To date, CALC/Canterbury has not realized any significant incremental revenue from this relationship and is in process of either canceling the arrangement or significantly altering it.

	In the event CALC/Canterbury is not successful in negotiating a mutually acceptable surrender of the four training facilities, with an aggregate remaining lease obligation in excess of $4,000,000, CALC/Canterbury will be forced to file for protection in bankruptcy court. It is anticipated that this could occur as early as the beginning of November, 2003.

	Usertech/Canterbury experienced a significant downturn in revenues during Fiscal 2003. For the first nine-months of Fiscal 2003 revenues have declined by almost $3,200,000 (44%) as compared to the first nine-months of Fiscal 2002, representing the majority of the decrease in service revenue. Several large projects ended at the end of last year and were not replaced with new business. Many of Usertech/Canterbury's consultants were underutilized during the first quarter of Fiscal 2003.
As the softness in revenue has continued into the early part of Fiscal 2003, the Company has taken several significant steps to preserve cash flow. First, the Saddlebrook, New Jersey office was closed in December, 2002 and those employees were relocated to Parsippany, New Jersey to share office space with CALC/Canterbury. The Company saved approximately $175,000 annually by not renewing the Saddlebrook lease. There was also a significant workforce reduction during the first quarter of 2003. Twenty-seven (27) employees were laid off resulting in annual salary and benefits savings of approximately $2,200,000. As a result of this staff reduction, Usertech/Canterbury's organization was restructured and streamlined resulting in additional savings. Usertech/Canterbury is also searching for additional account executives in order to reach more potential customers on a national basis. Continued softness in new sales opportunities has led to additional layoffs subsequent to August 31, 2003. Approximately $660,000 in additional annual salaries will be eliminated by the end of Fiscal 2003. While the Company hopes that this sales downturn is temporary, the reduction in full-time employees will allow for more flexibility going forward. It is planned that increased demand will be staffed with part-time employees and/or consultants, increasing the variable cost component of the operation.

	As previously reported, the Company has filed for binding arbitration against Ceridian Corporation, which is the public company from whom Usertech was purchased in September 2001. The Company believes that a significant part of Usertech's losses since that acquisition date are attributable to Ceridian's actions or lack thereof.

	USC/Canterbury has been dealing with a number of business issues as a result of the Hewlett-Packard/Compaq merger. Lower margins, more competition and delays in product availability have all taken their toll on revenues. USC/Canterbury is attempting to expand its reseller relationships to manufacturers other than Hewlett Packard and Compaq in order to provide customers with more purchasing options as well as to reduce its dependence on a sole source for product. The majority of USC/Canterbury's clients are municipalities in state and local government. With many state budgets running at a deficit, there is less money being allocated to information technology spending. USC/Canterbury continues to focus on expanding its business to commercial clients to reduce its overall dependence on government clients. The pending change with Hewlett Packard to an agent model from the current system of recording gross revenues and costs did not have a material impact on revenues for the first nine months of Fiscal 2003. Gross margins for the third quarter were 9.5% and on a year-to-date basis margins are 10%. For the quarter ended August 31, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 33% of this segment's revenue and 22% of consolidated revenue. If this contract were not renegotiated or extended in early 2004, USC/Canterbury would not have access to sell into the City of Baltimore. As of the date of this filing, the existing contract is being presented to the Board of Estimates for a four-month extension. It is estimated that the Request for Proposal for the new contract will not be sent out until early
November. A second group of customers, from a county in Virginia, accounted for 61% of revenues in the reseller segment and 42% of consolidated revenues for the quarter. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in early 2004.

	MSI/Canterbury's management and sales training tends to be a more discretionary expenditure by its clients during difficult economic times. Many clients have reduced or eliminated certain programs for the time being. Over the past thirty years of its existence MSI/Canterbury has experienced the ebb and flow caused by cyclical economic conditions. While dealing with the current downturn, this subsidiary has taken several steps to address the situation. First, MSI/Canterbury has expanded its reach by entering into several alliance programs with local chambers of commerce. There have been reductions in support staff and consultants, while at the same time an ongoing search for qualified sales personnel is being conducted. MSI/Canterbury is developing distance learning products to complement its live delivery platform.

	ATM/Canterbury has also experienced declining revenues caused in large part to the downturn in spending for information technology products as a result of weak economic conditions in the country. New products have been developed in an effort to penetrate markets that were previously not addressed. Lower priced versions of various software packages are being introduced to new clients who have less demanding performance requirements. ATM/Canterbury continues to search for strategic partners who will use its software as an integral component in a packaged solution for asset tracking or document tracking and retrieval.

	DMI/Canterbury's revenues have been adversely affected by the weak economic condition of many of the industries that it serves. A lack of information technology job openings coupled with a surplus of IT professionals has resulted in a reduction in revenue. It is anticipated that this decline in revenue will continue for at least the remainder of the year. Steps have been taken to reduce operating expenses in order to reduce the likelihood of future pretax losses for this segment.

	The Company continues to advocate and promote cross marketing between all of its operating subsidiaries. During the current economic downturn, the number of opportunities for Canterbury to provide an all-inclusive technology or training solution to its substantial customer list has been limited. All of the subsidiaries continue to present a full complement of Canterbury products and services to their clients. It is management's belief that when business conditions improve, the Company could inherit markets that have been abandoned by competitors who have gone out of business, or who do not have sufficient working capital to take advantage of future opportunities.


Costs and Expenses
------------------

	Total costs and expenses decreased by $248,000 (3%) during the third quarter of Fiscal 2003 as compared to the third quarter of Fiscal 2002. Service costs declined by $946,000 (34%), while product costs increased by $698,000 (15%). The decrease in service costs is a direct result of the lower revenues recognized during the quarter and aggressive cost cutting by Company management. The consolidated gross profit margin decreased from 17% for the third quarter of Fiscal 2003 to 15% in the third quarter of Fiscal 2003. This was due in large part to product mix, as a higher percentage of revenues in the third quarter of Fiscal 2003 was derived from lower margin product sales. The significant cost reductions outlined previously have had a positive impact on gross margins as the overall breakeven point for the business has been greatly reduced. The major challenge facing management is to increase overall sales volume to capitalize on the improved cost structure of its businesses.

	Gross profit on services for the third quarter was 28% in Fiscal 2002 and in Fiscal 2003. The Company was able to maintain the same gross profit percentage in Fiscal 2003 on lower revenues due to the significant cost cutting undertaken earlier in the year. Product margins increased to 10% from 8% in the previous year's third quarter. Even with lower sales volume and discontinued rebate programs, USC/Canterbury has been able to maintain itself by utilizing strategic sales initiatives and maximizing manufacturer and distributor incentive programs wherever available.

	Selling expense declined by $305,000 (40%) during the third quarter of Fiscal 2003, as compared to Fiscal 2002, and $674,000 (33 %) for the first nine months of Fiscal 2003 compared to Fiscal 2002, due primarily to reductions in personnel related expenses including reduced commissions on lower reported revenues and gross profit.

	General and administrative expenses were reduced by $573,000 (33%) during the third quarter of Fiscal 2003 as compared to the same three-month period in Fiscal 2002. Reduction in personnel, salary freezes and pay reductions were the primary reason for the reduction. Also the closing of the Saddlebrook facility in the beginning of the year accounted for approximately $50,000 of cost savings during the third quarter.

	On March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, have voluntarily reduced their present salaries by 8%. This was in line with a concurrently instituted 8% salary reduction at one of the Company's largest subsidiaries. As a subsequent event, On August 18, 2003, on the recommendation of Mr.
Frank Cappiello, the Chairman of the Compensation Committee of the Board of Directors, the Chairman, President and Vice President agreed to continue their voluntary 8% salary cuts through November 30, 2003 even though they have employment contracts in place. In lieu of the cash lost they were offered a block of restricted common stock on which they must be personally responsible for the applicable federal and state income taxes.
Due to the restrictions on the sale of the stock, the stock was valued at 50% of the closing price on Nasdaq on the day prior to this Board
Resolution and its acceptance by the three aforementioned individuals. A charge of $77,000 was made during the third quarter to reflect the cost of this stock.

	Interest income decreased by $51,000 (30%) during the third quarter of Fiscal 2003 as compared to the same period in the previous year. This is due in part to the reduction in notes receivable balance coupled with the reduced interest rate on the demand note with a related party which was negotiated as part of a paydown during April, 2003. This reduction also holds true for the nine-month period ended August 31, 2003.

	Because of the early paydown of a note receivable in September 2003, interest income will be significantly reduced in future periods. The note receivable that was paid down carried a 7.79% interest coupon which cannot be duplicated in today's interest rate markets for debt or other instruments of equivalent safety.

	Interest expense declined by $15,000 (33%) for the three months ended August 31, 2003 as compared to the same three months in Fiscal 2002. The ongoing reduction in term debt with the Bank coupled with declining interest rates are the two reasons for the reduction. The same can be said of the nine-month reduction of $57,000 (38%).


Critical Accounting Policies
----------------------------

Goodwill
--------

	As previously stated, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" as of December 1, 2001. This standard requires that goodwill no longer be amortized, but instead, be tested for impairment on an annual basis as of November 30 of each year.

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




                    PART II - OTHER INFORMATION

Item 1     Legal Proceedings
Canterbury Consulting Group, Inc.'s attorneys have initiated mandatory arbitration proceedings against Ceridian Corporation, as called for in the Stock Purchase Agreement between the parties.

Item 2     Changes in Securities
           None

Item 3     Defaults Upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Stock Holders
	On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company in the form of a 7 3/4% Senior Convertible Promissory Note. The net proceeds of this private placement were used for working capital to operate the Company in order to offset the operating cash flow shortfall in the fourth quarter of Fiscal 2002, and the first quarter of Fiscal 2003, and to partially replace the $1,000,000 reduction in the Company's credit facility by its bank. This note is convertible into Canterbury restricted common stock at $.355 per share.
The notes, if not converted into restricted common stock before then, mature in 36 months and the entire loan amount of $355,000 must be repaid at that time. The ten convertible note units represent total potential dilution of one million shares if all of the notes are converted into common stock. Ten units at $35,500 each were sold. Four units were purchased by affiliates of the Company and six units were purchased by non-affiliates. This debt is subordinate to all current and future bank debt, but is senior to all other current and future Company indebtedness.

The shareholders of the Company will be asked to ratify the issuance of these notes in the Proxy Statement for the Annual Meeting to be held on November 24, 2003. In the interim, the note holders have agreed not to exercise the conversion feature of the notes until after the Annual Meeting, pending shareholder approval.



Item 5     Other Information
           None

Item 6     Exhibits and Reports on Form 8-K
(a) Exhibits:

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act-President and Chief Executive Officer
31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Chief Financial Officer
32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


           (b)Reports on Form 8-K:
A Form 8-K was filed with the SEC on June 11, 2003 - The Board of Directors of Canterbury Consulting Group, Inc. authorized a convertible debt private placement for the Company of a minimum of $250,000 up to a maximum of $500,000 in order to replace working capital which was depleted during the fourth quarter of Fiscal 2002 and the first quarter of Fiscal 2003, as well as the loss of $1,000,000 in the Company's banking facility.

A Form 8-K was filed with the SEC on June 25, 2003 - Canterbury
Consulting Group, Inc. received $355,000 from the aforementioned private placement for the Company in the form of a 7 3/4% Senior Convertible Promissory Note.

As a subsequent event, a Form 8-K was filed with the SEC on September 18, 2003 - Canterbury Consulting Group, Inc. announced that its attorneys have initiated mandatory arbitration proceedings against Ceridian
Corporation.

As a subsequent event, a Form 8-K was filed with the SEC on September 22, 2003 - Canterbury Consulting Group, Inc. Regained Compliance with respect to its Nasdaq Small Cap listing.

As a subsequent event, a Form 8-K was filed with the SEC on September 26, 2003 - Star Label Products, Inc, a wholly owned subsidiary of Canterbury Consulting Group, Inc., received $2,261,352 as payment in full for the total amount of principal and accrued interest it was owed on a note receivable.

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



October 14, 2003