Form 10-K
period 2003-11-30
CANTERBURY CONSULTING GROUP INC
filed 2004-03-01
CIK 794927

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                    -----------------------------------------------

                                    FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2003
                                        Commission File Number: 0-15588

                        CANTERBURY CONSULTING GROUP, INC.
                       ------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-2170505
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                   Identification Number)


                           352 Stokes Road, Suite 200
                            Medford, New Jersey 08055
               (Address of principal executive offices) (Zip Code)

                          Registrant's telephone number
                                 (609) 953-0044

Securities registered under Section 12(b) of the Exchange Act:  None

Securities  registered  pursuant to Section  12(g) of the Exchange
Act:  Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X       NO
   ---         ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. X
                                              ----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES __ -- NO _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock on The Nasdaq SmallCap Market for May 30, 2003 was $1,319,992.

The number of shares outstanding of the issuer's class of common equity, as of February 19, 2004 was 2,097,251.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION
-------------

     Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury is comprised of five operating subsidiaries with offices located in New Jersey, New York, Maryland, and Texas. The focus of the Canterbury companies is to become an integral part of our clients' IT solution, designing and applying the best products, services and training to help them achieve a competitive advantage by helping their employees to succeed. Our subsidiaries offer the following technology and training solutions:

* distance learning solutions       * software development
* customized learning solutions     * web development
   for ERP and CRM                  * technical and desktop applications
* systems engineering and             training
   consulting                       * records and asset management systems
* management training programs      * help desk and service center support
* hardware sales and support

     The Company was incorporated in the Commonwealth of Pennsylvania on March 19, 1981 and later qualified to do business in the State of New Jersey in April, 1985.

     The Company became a Registrant by filing and registering with the Securities and Exchange Commission under Form S-18 which became effective on August 20, 1986.

     The Company was organized into four operating segments and the corporate office. The operating segments were: training and consulting, value added hardware reseller, technical staffing and software development. The technical staffing segment discontinued operations during 2003. For Fiscal 2004, the Company will have three operating segments.

     On April 30, 2001, the Company amended its Certificate of Incorporation to change the name of the Company from Canterbury Information Technology, Inc. to Canterbury Consulting Group, Inc. which better describes the Company's current and future business activities and allows for a more synergistic approach to offering all of its subsidiaries under one umbrella.

     Effective January 24, 2003, the Board of Directors declared a one for seven reverse stock split of the Registrant's common stock in order to remain in compliance with Nasdaq's minimum price requirement. All share and per share information has been restated to account for the one for seven reverse stock split.


NARRATIVE DESCRIPTION OF BUSINESS - TRAINING AND CONSULTING
------------------------------------------------------------
     During the fourth quarter of Fiscal 2003, the Company formed a new, wholly owned subsidiary, Canterbury Corporate University, Inc. ("CCU") for the purpose of consolidating and leveraging the sales and marketing efforts of its training and consulting operations. Although the Company has been advocating and promoting cross-marketing of all of its products and services, the results to date were not satisfactory. This was due to several factors: lack of centralized sales management, varying compensation plans, lack of product and services training information as well as poor sales infrastructure and reporting. All of these shortcomings have been addressed through the formation of CCU. First, a Corporate Sales Manger was hired to spearhead this consolidated sales organization. All sales and marketing personnel in the training and consulting segment now report to this manager. The various compensation plans were unified into one performance driven plan. Sales and product training are occurring monthly for the entire sales team. Finally, the Company is currently researching the purchase or development of a Client Relationship Management (CRM) product to coordinate, track and measure the sales and marketing efforts of the entire sales staff.

COMPUTER SOFTWARE TRAINING/SERVICES
-----------------------------------
     In June 1994, the Company acquired Computer Applications Learning Center
(CALC), a New Jersey based computer software training company. Since 1983, CALC has trained corporate workers and managers at its training centers in New York and New Jersey and on site at Fortune 1000 corporations. During 1995, the Company changed the name of CALC to CALC/Canterbury Corp. to more appropriately reflect Canterbury's role in the corporate training industry. CALC/Canterbury is a Microsoft Certified Technical Education Center, Lotus Authorized Education Center and an authorized center for CISCO certified training as well as CAT and VUE testing. CALC/Canterbury is authorized to provide continuing education units (CEU's) and is an approved sponsor of Continuing Professional Education (CPE) for CPA's in New York, New Jersey and Pennsylvania. CALC/Canterbury's technical services division offers technology project management, software development, hardware and software installations, web and industry specific web site development. CALC/Canterbury also offers e-commerce enabled, Internet-based training through Canterbury's Online University as well as custom designed web delivered courses and instruction.

Future Plans

     CALC/Canterbury has experienced a significant downturn in the demand for scheduled public desktop and technical training over the past several years. The fixed costs associated with the delivery of this type of computer training are very high. Rent, equipment, personnel, registration, scheduling and technical support are all fixed costs necessary to offer this training. The Company has decided that it can no longer deliver its services in this fashion to the degree it has in the past. During the fourth quarter of Fiscal 2003, the Company closed two training facilities (Wall Street, New York and Woodbridge, New Jersey) and downsized two other training locations. The number of classrooms was reduced from twenty-nine to six. These classrooms will be used for room rentals, private training and general admission classes. CALC/Canterbury will no longer offer a robust public schedule as it has in the past. The demand for these classes does not justify the cost. Semi-private and general admission training will be offered to our corporate clients for our most popular courses. CALC/Canterbury is repositioning its training skills and capabilities toward private training at the customer facility and at our reduced Company training facilities, as well as developing and selling distance learning products, providing various technical services along with cooperative selling effects with select channel partners.

     During February, 2003, CALC/Canterbury executed a limited licensing agreement with ExecuTrain, an international learning solutions provider, whereby it would become part of ExecuTrain's global training network on a joint venture basis. After ten months of the relationship it was mutually agreed by the parties that there was very little incremental business being generated. The licensing agreement was terminated in December 2003. Both parties agreed to remain open to future business possibilities with no formal agreements binding the relationship.


CUSTOMIZED ERP AND CRM LEARNING SOLUTIONS
     In September, 2001 the Company acquired User Technology Services, Inc. (Usertech), a twenty-three year old technology consulting organization specializing in custom learning solutions for major domestic corporations. The business is headquartered in the Northeast, but Usertech has consultants and account managers throughout the United States. Usertech designs, develops and delivers customized employee training programs in support of client systems implementations using a blend of traditional (instructor-led) and electronic (WBT and CBT) delivery modes. The Company's primary expertise is in Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) application systems. Customized training for PeopleSoft, Oracle, SAP and Seibel software installations are the cornerstone of the business. Usertech's consultants are also proficient in various proprietary software applications that their clients deploy.

     Usertech's alliance relationships are an important component of the company's sales and marketing program. Product and software manufacturer alliances could increase the rate of target market penetration, improve competitive position and generate new sales leads. With Usertech's significant human and intellectual resources and expertise in e-learning delivery platforms, Canterbury's goal is to increase its distance learning offerings in all of its corporate training businesses. In 2001, after the acquisition, the Company changed the name of User Technology Services, Inc. to Usertech/Canterbury
Corp. to properly reflect its role in the Canterbury family of training and technology businesses.

     Due to a significant breach of his Employment Agreement, the President of Usertech/Canterbury was terminated from his employment on March 18, 2003. Accordingly, Canterbury ceased paying the balance of compensation due to the President of Usertech under this Employment Agreement which exceeded $700,000. When Canterbury purchased Usertech from Ceridian Corporation, Canterbury was led to believe that this President was essential to the continued success of the company. Ceridian failed to disclose that this President played an active role with a vendor of Ceridian which was not only a conflict, but in essence, precluded this President from giving his undivided attention to Usertech. Thus, Canterbury is holding Ceridian Corporation liable for the undisclosed actions of the President, misrepresentations in the acquisition of Usertech and other claims related to Canterbury's purchase of Usertech and consummation of an Employment Agreement with this President. It has not yet been determined if any claims will be brought against any other individuals or other entities related to the claims arising from Canterbury's acquisition of Usertech and the employment of its president.

     Based on the aforesaid claims, on August 4, 2003, Canterbury initiated mandatory binding arbitration proceedings against Ceridian Corporation as required in the Stock Purchase Agreement. The Company's claims arise from the September, 2001 purchase of User Technology Services, Inc., from Ceridian. Canterbury's causes of action set forth in this arbitration include but are not limited to breach of contract/warranty, actual/legal fraud, fraudulent concealment, constructive/equitable fraud and negligent misrepresentation. Ceridian has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian claims Canterbury breached a sublease for space located at East Norwalk, Connecticut. Ceridian is alleging that Canterbury owes $76,000 together with taxes, operating expenses, utility expenses as well as attorneys' fees and costs. Aside from this counterclaim, Ceridian also contends that Canterbury owes them $800,000 plus interest on a Promissory Note executed in conjunction with the purchase of Usertech. In order to pursue its claims as well as to defend any counterclaim or set-off alleged by Ceridian, Canterbury continues to incur legal fees and costs and there is no assurance that pending arbitration will result in a favorable outcome to Canterbury.

Future Plans
     The Company desires to expand this segment of the business in a number of ways. First, additional sales personnel may be deployed in selected key markets throughout the country where there is currently no Usertech/Canterbury representation. Also, if e-learning and blended training solutions continue to grow in popularity, Usertech/Canterbury will work to stay ahead of the curve in its ability to design and deliver such training to its customers. In conjunction with the expansion plans outlined above, the Company intends to attempt to leverage its consolidated sales efforts by use of Canterbury Corporate University, Inc. to cross-market Usertech/Canterbury's services to the entire client base of the Company. New product focus, such as distance learning for client proprietary systems, is also being expanded in existing markets.


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

Future Plans

     This division's planned expansion may occur by extending its current sales effort into contiguous markets adjacent to its corporate headquarters in Northern New Jersey. Although MSI/Canterbury's revenues and profits are subject to the ebb and flow of the economy, it could benefit eventually from the consolidation within its training segment.

     MSI/Canterbury is developing, internally, new product offerings, both consultative and on-line, for existing and potential customers, based on their specific needs. With several consultants who are professional course developers on staff, this process has already resulted in additional product revenue streams. The Company also intends to attempt to leverage the consolidated sales efforts of Canterbury Corporate University, Inc. to cross-market MSI/Canterbury's services to the entire client base of the Company.



NARRATIVE DESCRIPTION OF BUSINESS - SOFTWARE DEVELOPMENT
---------------------------------------------------------

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

Future Plans
     Acceptance of its product has been slower than anticipated. ATM plans to attempt to grow by promoting and selling its document imaging and PC-based retrieval program integrated into its MasterTrak(TM) document tracking program using barcoding as well as rolling out Radio Frequency Identification
(RFID) software technology. ATM is also working to expand its base of national and international dealers and to facilitate increased awareness of the tracking system's new imaging software.

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

     The Company predominately resells Hewlett-Packard personal computers and servers as stand-alone desktops, workstations and complete networks. Virtually no inventory is maintained on site as most equipment is drop shipped to the customer location. The consulting and network design services are becoming a more important value added product to the customer base, as they look for a complete solution to their information technology needs.

     USC/Canterbury's future revenue may be greatly reduced if Hewlett Packard and Compaq move toward an agency relationship, with USC/Canterbury being paid an agent fee which would approximate the current gross profit from each sale. The manufacturer would record the revenue and hold the accounts receivable with the customer. This possible change in business flow has not happened to date, but it is possible that the migration to an agency model will begin in the second quarter of Fiscal 2004, and may then become more significant during the second half of the year.

Future Plans

     This subsidiary's expansion planning includes additional penetration into existing governmental installations as well as pursuing governmental municipalities in other states. USC has also expanded its sales focus to include commercial clients. The Company is introducing other subsidiary products and services into its existing client base. USC/Canterbury is also expanding its reseller relationship to manufacturers other than Hewlett Packard and Compaq in order to provide its customers with more purchasing options as well as to reduce its dependence on a sole source for product.


NARRATIVE DESCRIPTION OF BUSINESS - TECHNICAL STAFFING

     In August, 2000, the Company acquired DataMosaic International, Inc., an Atlanta, Georgia based management and systems consulting company, which provides staffing augmentation solutions and consulting services to the information technology industry. Short-term and long-term contracting along with permanent placement and project management of IT professionals is provided to mid-sized and Fortune 1000 corporations for: technical leaders and specialists, senior programming analysts, programmers, systems support and administration specialists experienced in networking, data communications, LAN/WAN, SQA/testing and technical writing. After the acquisition, the Company changed the name of DataMosaic International to DMI/Canterbury Corp. (DMI).

     DMI has closed its office in Parsippany, New Jersey and ceased operations during the fourth quarter of Fiscal 2003. With the surplus of technology workers due to the economic downturn during the past several years, DMI/Canterbury could no longer sustain itself as a viable business entity. Results of operations have been presented as discontinued operations in the Statement of Operations for each of the three years in the period ended November 30, 2003, 2002 and 2001.


MERGER/ACQUISITION PROGRAM
---------------------------

     Canterbury is not currently seeking acquisitions of other training or technology companies due to its desire to focus on rebuilding its existing infrastructure and returning to profitability.


EMPLOYEES
---------

     As of November 30, 2003, the Company, including all subsidiaries, had 146 employees: 78 full-time employees and 68 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.  PROPERTIES
-------------------

     All facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $426,000 in Fiscal 2004.


     The following table sets forth the locations of the Company including square footage:

Location                                Square Footage        Lease Expiration
------------------------------------    --------------        ----------------

Canterbury Consulting Group, Inc.         3,000               August 2005
352 Stokes Road, Suite 200
Medford, NJ  08055

ATM/Canterbury Corp.                      3,700              February 2005
16840 Barker Springs, Suite C300
Houston, TX  77084

CALC/Canterbury Corp.                     3,500              November 2006
200 Lanidex Plaza
Parsippany, NJ  07054

CALC/Canterbury Corp.                    4,500               November 2004
780 Third Avenue
Concourse Level One
New York, NY  10017

MSI/Canterbury Corp.                     1,000               November 2006
200 Lanidex Plaza
Parsippany, NJ  07054

USC/Canterbury Corp.                     2,500               December 2005
532 Baltimore-Annapolis Blvd.
Severna Park, MD  21146

Usertech/Canterbury Corp.                2,000               November 2006
200 Lanidex Plaza
Parsippany, NJ  07054

     The Company believes that all of its properties are maintained in good operating condition and are suitable and adequate for our operational needs.


ITEM 3.  LEGAL PROCEEDINGS
---------------------------

     On August 4, 2003, Canterbury initiated mandatory binding arbitration proceedings against Ceridian Corporation as required in the Stock Purchase Agreement. The Company's claims arise from the September, 2001 purchase of User Technology Services, Inc., from Ceridian. Canterbury's causes of action set forth in this arbitration include but are not limited to breach of contract/warranty, actual/legal fraud, fraudulent concealment, constructive/equitable fraud and negligent misrepresentation. Ceridian has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian claims Canterbury breached a sublease for space located at East Norwalk, Connecticut. Ceridian is alleging that Canterbury owes $76,000 together with taxes, operating expenses, utility expenses as well as attorneys' fees and costs. Aside from this counterclaim, Ceridian also contends that Canterbury owes them $800,000 plus interest on a Promissory Note executed in conjunction with the purchase of Usertech. In order to pursue its claims as well as to defend any counterclaim or set-off alleged by Ceridian, Canterbury continues to incur legal fees and costs and there is no assurance that pending arbitration will result in a favorable outcome to Canterbury.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

     The Company's Annual Meeting was held on November 24, 2003, at which time three matters were submitted to the Company's stockholders for a vote. The majority of the stockholders who voted ratified the appointment of Baratz & Associates, P.A. as the Company's independent auditors, as well as the issuance of 7 3/4% senior convertible promissory notes and the election of the following Directors: Stanton M. Pikus, Kevin J. McAndrew, Alan Manin, Jean Zwerlein Pikus, Stephen M. Vineberg, Paul L. Shapiro and Frank A. Cappiello. On September 26, 2003, the shareholder of record date, the number of shares outstanding was 2,097,251.

    Proposal one was for the slate of directors, listed below are the vote results:

                                                For                Withheld
           --------------------------------------------------------------------
           Stanton M. Pikus                   1,791,029             142,182
           Kevin J. McAndrew                  1,790,141             143,070
           Jean Z. Pikus                      1,790,013             143,198
           Alan Manin                         1,791,133             142,078
           Stephen Vineberg                   1,791,109             142,102
           Paul Shapiro                       1,791,109             142,102
           Frank Cappiello                    1,791,133             142,078

    Proposal two was the ratification of our independent public auditors, Baratz and Associates, P.A., listed below are the vote results:

           For                          Against                          Abstain
          ----------------------------------------------------------------------
          1,885,171                     47,149                            892

     Proposal three was the ratification of the issuance of the 7 3/4% Senior Convertible Promissory Notes issued for working capital on June 3, 2003, listed below are the vote results:

       For              Against                 Abstain               Non-Votes
--------------------------------------------------------------------------------
     1,183,660          58,289                  1,288                  689,975


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

     The Company's common stock trades on the Nasdaq SmallCap Market. The high and low closing prices (adjusted to reflect the 1 for 7 reverse stock split effective January 24, 2003) of the Company's common stock from December 1, 2001 through November 30, 2003 were as follows:

                MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================
2002   |   1st Quarter*  |   2nd Quarter*  |   3rd Quarter*  |   4th Quarter
       |   -----------   |   -----------   |   -----------   |   -----------
       |  High      Low  |  High      Low  |  High      Low  |  High      Low
Common |  ----      ---  |  ----      ---  |  ----      ---  |  ----      ---
Stock  | $5.74     $3.50 | $7.70     $3.50 | $7.21     $3.36 | $4.20    $1.75
================================================================================
2003   |   1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
       |   -----------   |   -----------   |   -----------   |   -----------
       |  High      Low  |  High      Low  |  High      Low  |  High      Low
Common |  ----      ---  |  ----      ---  |  ----      ---  |  ----     ---
Stock  | $2.73     $1.27 | $1.36      $.68 | $1.25      $.71 | $1.50     $.95
================================================================================
*  Prior to July 31, 2002 the Company's stock traded on the Nasdaq National
Market.

     The approximate number of record holders of the Company's common stock as of November 30, 2003 as determined from the Company's transfer agent's list of record holders was 384. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies. The Company believes that there are in excess of 2,000 beneficial holders.

     On February 15, 2002 the Company was notified by Nasdaq that it had until May 15, 2002 to come into compliance with their minimum $1.00 per share requirement for continued inclusion on their National Market listing. The Company was in full compliance with the remaining listing requirements of Nasdaq's Maintenance Standard #1. The Company complied with the minimum price requirements by closing at a $1.00 per share for a period of 11 consecutive trading days before May 15, 2002. The minimum requirement was that the Company's common stock close at a $1.00 bid or better for 10 consecutive days. Even though the Company met the minimum price requirement, Nasdaq considered intra day trading activity below $1.00 during the 11-day period and did not approve the Company's continued listing on the National Market. The Company appealed Nasdaq's decision and appeared before an appeal panel on June 21, 2002. The appeal was denied and on July 31, 2002 the Company's common stock began trading on the Nasdaq SmallCap Market. In order to stay listed on the Nasdaq SmallCap Market, the Company's stock needed to close above a $1 bid price for at least 10 consecutive trading days by February 10, 2003.

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

     The Company has never declared a dividend on its common stock and does not plan to do so in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  >
                           2003             2002           2001             2000              1999
                           ----             ----           ----             ----              ----
Operating data:
Net revenues           $22,384,294      $30,032,647    $27,568,987      $28,782,236       $14,209,526
(Loss) income from
  continuing operations (4,066,813)      (1,943,962)    (6,747,877)       1,022,924           620,768
Income (loss) from
  discontinued
  operations                11,819          (73,889)      (198,890)          35,291              -
Net (loss) income       (4,054,994)      (2,017,851)    (7,159,855)       1,058,215           620,768

Basic per share data:
(Loss) income from
  continuing operations     $(2.17)          $(1.12)        $(4.01)            $.72              $.54
Income (loss) from
  discontinued
  operations                   .01             (.04)          (.12)             .02                -

Cumulative effect of
  change in accounting
  principle                   -                 -            ( .12)           -                    -
                           -------           -----           -----          ------              -----

Net (loss) income           $(2.16)          $(1.16)        $(4.25)            $.74              $.54
                            ======           ======         ======           ======              ====

Balance sheet data:
Total assets           $11,938,543      $16,632,776    $25,044,122      $31,184,412       $27,811,971
Long-term debt             $62,934       $1,209,625     $2,145,183         $678,303        $1,989,031
Subordinated
  convertible debt        $355,000       $    -        $     -          $      -           $     -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Cautionary Statement
--------------------
     When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the word "estimates," "project," "intend," "believe," "anticipate," and similar expressions, are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (1) the Company's success in attracting new business; (2) the competition in the industry in which the Company competes; (3) the sensitivity of the Company's business to general economic conditions; and (4) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligations to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


RISK FACTORS THAT RELATE TO OUR BUSINESS
----------------------------------------------

     Uncertain economic conditions continue to affect many of our customers' businesses and many clients continue to delay and reduce their purchases of training services, software, hardware and consulting. The Company's recovery from the past several years of economic downturn continues to lag behind the current economic recovery.

Delay Or Inability To Return To Positive Operating Cash Flow

     While the Company has taken significant steps to reduce fixed costs and increase revenue, a significant delay in returning to positive operating cash flow could adversely effect our liquidity and ability to conduct business. The Company reduced payroll expense and facility leases significantly during Fiscal 2003. Four facilities were closed and two more were greatly downsized, as management introduced a more flexible cost model into the business. Annual rent and occupancy expense were reduced by over $1,000,000 from the beginning of Fiscal 2003 to the beginning of Fiscal 2004. Over sixty employees were eliminated in several workforce reductions during the year. Even with these cost reductions, revenues must increase in Fiscal 2004 over Fiscal 2003 in order to achieve positive operating profit and cash flows. The newly formed sales subsidiary, Canterbury Corporate University must increase sales pipeline activity in the near term to positively impact reported revenues for the training and consulting segment. If this does not occur it could negatively effect our operating cash flow.

Downturn In Economy

     If the economy does not continue to recover and our clients continue to decrease or eliminate spending for technology and training, our ability to continue operating at our current reduced level of revenues will be greatly tested. The Company cannot generate profits or positive cash flow at recent revenue levels. Many clients have considered certain training to be discretionary in these uncertain economic times. Technology expenditures are being delayed by many of them in an attempt to balance their own budget objectives. These factors can cause significant financial disruption to small vendors such as Canterbury and could have a material adverse effect on our consolidated operating results.

Competition

     If our customers choose to purchase goods and or services from new or existing competitors, it could have a material adverse effect on our operating results and stock price.

     The various operating segments of the Company have relatively low barriers to entry. New and existing organizations are constantly attempting to penetrate our customer base. Larger, more financially seasoned competitors have the ability to overwhelm our markets and customers though more aggressive sales tactics. Internal training departments within our current and potential client base are also a primary competitor. There is also increasing competition from computer hardware and software vendors as they attempt to capture more of the technology services market. Finally, low cost providers in the training and consulting market are attempting to buy business through their low cost, value proposition.

Dependency on Key Personnel

     If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results. Our success depends on the continued employment of our senior executives and managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse effect on our operations. Sales and delivery staff are vital to ongoing customer relations and satisfaction. A significant portion of our consolidate revenue is service oriented (47% in Fiscal 2003). As such the loss of key personnel could have a negative impact on our ability to deliver and service our clients. As the economy improves, it will become more difficult to retain existing employees and attract new recruits due to the fact that they have more employment options available to them.

Municipal Budget Constraints

     USC/Canterbury, our value added hardware reseller, does a significant amount of business with the states of Maryland and Virginia (81% of this segments total revenue). Lower tax revenues in these states have reduced the amount of funding for technology purchases recently and this trend could continue. If this trend does continue, it could have a material adverse effect on this segment's operating results. This segment has been the most profitable segment for the Company since Fiscal 2000, and its ongoing contribution to revenue and profits is vital to the Company's future.

Pending City of Baltimore Contract

     USC/Canterbury is a bidder on an eight-year hardware procurement contract with the City of Baltimore. The decision by the City is currently pending and is expected during March 2004. If USC/Canterbury, the incumbent vendor, is not awarded this contract it could have a material adverse effect on the operating results of the value added hardware reseller segment and the Company.

Shifts in Technology and Training Platforms

     In the training and consulting segment, much of our success depends upon the introduction and adoption of new technology. Our customers tend to increase their demand for training at times when new technology or software is being introduced. When there are delays in the introduction of these new products demand for training may decrease, and it could have a material adverse effect on our operating results. Also as our customers move toward new distance learning platforms to replace instructor-led training, our ability to retain our customers by providing these new electronic training services introduces a potential risk in client retention, which could have a material adverse effect on our operating results.

Ongoing Collection of Notes Receivable With A Related Party

     A significant portion of the Company's assets and tangible net worth is represented by notes receivable with a related party. To date there have been no collection issues with the notes. However, if the related party experiences a significant downturn in operating cash flow or becomes insolvent the collectibility of the note would be in jeopardy and could have a material adverse effect on the Company's asset base and tangible net worth.

Acts of Terrorism

     The majority of revenue recorded by the Company is generated in both the New York City and Washington D.C. areas. Both of these locations were targets of the terrorist attacks in 2001. If there is a repeat of those events in either one of these markets, our clients there will be distracted from their normal course of business and as such will most likely delay or cancel projects with the Company. This could have a material adverse effect on our operating results.


Other Factors

   Other factors that may affect our operating results include:
     *  reduced reliance on reseller channel by hardware manufacturers
     * ability to secure sufficient contractor resources to met short-term customer demand
     * insufficient training facilities to met client demand for instructor-led technology training
     *  loss of key clients through merger, sale or divestiture
     *  ongoing cost of compliance with provisions of Sarbanes-Oxley


OVERVIEW
---------

     The Company is engaged in the business of providing information technology products, services and training to both commercial and government clients. The focus of Canterbury is to become an integral part of our clients' IT solution, designing and applying the best products, services and training to help them achieve competitive advantage by helping their employees to succeed.

     The two primary business units for the Company are training and consulting and value added hardware reseller. In the training and consulting segment we provide a variety of technical and management training.

     Our training encompasses a wide spectrum of hardware and software products as well as many important business skill topics. These training products are delivered in a variety of ways: at our classroom facilities in New Jersey and New York; at our clients' location; or electronically via the Internet; or on the end users computer. Many of these training products are custom developed for our clients and contain a blended training solution combining both instructor-led training in the classroom with distance learning products to complete the education process.

     The Company also provides various technical consulting services to our clients including programming, systems integration, network security and network management.

     The value added reseller segment provides hardware and software solutions to the Mid-Atlantic market. Its primary focus is on state and local government clients who have an ongoing need for technology products and services.

     In the past three years the Company has experienced significant pretax losses from continuing operations totaling $14,065,000. Of this amount, $7,717,000, represents goodwill impairment on several acquisitions made over the past eleven years. The Company has managed to remain financially viable through these recent losses during the last three years by accelerating collection on several long-term notes receivable and generating net operating cash of $1,256,000. The Company has significantly reduced its operating costs and restructured its sales team for Fiscal 2004.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital at November 30, 2003 was $1,781,000, representing an increase of $489,000 over the previous year. Unearned revenue decreased by $422,000 primarily due to the fact that CALC/Canterbury slowed down sales of prepaid training vouchers for scheduled open enrollment, public computer training as it began exiting that training delivery methodology during the fourth quarter of Fiscal 2003. CALC/Canterbury will continue to honor all outstanding training vouchers through their contractual expiration by applying these vouchers to all training products offered by Canterbury. Accounts payable and accrued expenses increased by $56,000 over the previous year end due primarily to timing of payments to vendors and employees at year end. Prepaid expenses decreased by $228,000 due to a reduction in income tax prepayments ($105,000) and accrued interest on a note receivable from a related party ($58,000) and the write off of unamortized debt issuance costs raised by the pay off of bank debt during the fourth quarter ($34,000). Also a $273,000 current deferred tax asset was written off as part of a $763,000 income tax valuation adjustment at year end.

     Cash and marketable securities balances at November 30, 2003 increased by $1,290,000 over the previous year end. There were three significant financing transactions which caused this increase in liquidity. In the second quarter the Company received a $500,000 payment on a long-term note receivable from a related party. In the third quarter, $355,000 was received as the proceeds of a private placement of senior convertible notes and in the fourth quarter, the Company received $2,295,327 as a payoff of a long-term note receivable plus accrued interest. From the proceeds of this payoff, the Company repaid the remaining $800,000 term loan with its lender.

     As of November 30, 2003, the Company had no bank debt and began the process of renegotiating its lending relationship with Commerce Bank. While renegotiating the current loan agreement, the Company incurred no bank fees and was precluded from borrowing under the existing revolving loan agreement. As a subsequent event, in February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and matures on May 1, 2005.

     The Bank's long term debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of November 30, 2003, the Company was in breach of the minimum tangible net worth covenant of its loan agreement, but has received a waiver of default from the Bank.

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. Ceridian Corporation has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian is claiming breach of a sublease agreement by Canterbury for office space ($76,000) and acceleration of a note payable of $800,000. Canterbury had denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome for Canterbury. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal payment of the note to payable to Ceridian, as well as accrued interest of $56,000 due on September 28, 2003, as the damages sought far outweigh the note payable to them. The disputed $800,000 still owed plus accrued interest are classified as part of the current portion of long-term debt as of November 30, 2003.

     Cash flow used in operating activities for the year ended November 30, 2003 was $(1,071,000) a decrease of $1,457,000 over Fiscal 2002. For the first time in the past nine years, the Company failed to generate positive cash flow from operations. Significant revenue declines in all operating segments contributed to the loss. Total assets declined by $4,694,000 while total liabilities were reduced by $1,150,000. The Company's current ratio was 1.62:1.00 versus 1.40:1.00 at November 30, 2002.

     Management believes that the Company will have sufficient funds to cover cash flow requirements for Fiscal 2004 as a result of significant reductions in fixed operating costs, its satisfactory balance sheet, its ability to borrow from its revolving line of credit and ongoing collection from its note receivable. Management anticipates that the recent significant reduction in fixed expenses if coupled with substantially improved sales activity could permit the Company to return to a positive operating cash flow position in the second half of Fiscal 2004. There was no material commitment for capital expenditures as of November 30, 2003. Inflation was not a significant factor in the Company's financial statements.

    The following table summarizes the Company's contractual obligations for long-term debt and lease obligations as of November 30, 2003:

                                                       Payments Due By Period
                                                                       >
                                          Less Than                             More Than
Contractual Obligations        Total         1 Year     1-3 Years   3-5 Years    5 Years
--------------------------------------------------------------------------------------------
Long-term notes payable       $917,834      $877,755     $ 40,079    $   -       $    -
Capital lease obligations       34,589        11,735       22,854        -            -
Subordinated convertible
  debt
                               355,000          -         355,000        -            -
Operating leases               853,502       367,119      469,351      17,032         -
                            ----------    ----------    ---------    --------      --------
Total                       $2,160,925    $1,256,609    $ 887,284    $ 17,032         -
                           ===========    ==========    =========    ========   ===========



RESULTS OF OPERATIONS
----------------------

Fiscal 2003 Compared to Fiscal 2002
------------------------------------

Revenues
     Consolidated revenues decreased by $7,648,000 (25%) in Fiscal 2003 as compared to 2002. This overall reduction was the result of an across the board revenue decease in all operating segments of the Company. The training and consulting segment recorded a decline in revenues of $5,066,000 (33%). The value added hardware reseller segment saw revenues decline by $2,582,000 (18%). Software development revenues for Fiscal 2003 were approximately the same as in Fiscal 2002. Technical staffing revenues are no longer being reported due to its classification as a discontinued operating segment effective in 2003.

     The downward trend in consolidated revenues accelerated during Fiscal 2003. Technology spending by many customers was reduced, delayed or eliminated. The significant reduction in Company revenues forced drastic changes to the cost structure of the organization. While delivery and support costs were greatly reduced through consolidation of facilities and elimination of under-utilized personnel, the Company will attempt to invest further into sales and marketing in order to take advantage of sales opportunities as the economy begins to improve.

     During the fourth quarter of 2003, the Company restructured its sales department. A Corporate Sales Manager was hired to consolidate the three separate sales teams in the training and consulting segment. Canterbury Corporate University, Inc. ("CCU"), a wholly owned subsidiary of the Company, was formed to market and sell all of Canterbury's training products and services in one comprehensive training unit. The Company has always attempted to promote cross selling of our products and services between subsidiaries. Some of our largest clients are purchasers of the various training products we offer. Under previous subsidiary management, the sharing of business leads did not occur at an acceptable level, and many potential sales opportunities were lost before they were ever attempted.

     The Corporate Sales Manager and the Company have initiated several key sales strategies in order to overcome the shortcomings of the past including the lack of attention to marketing, sales and more by the former President of Usertech. All training and consulting sales representatives
are being compensated and measured using the same plan.   Quota attainment
is now a benchmark for continued employment. Quotas are set up with goals for selling all of the Company's training and consulting products, not just what was sold in the past on a subsidiary-by-subsidiary basis. A Customer Relationship Management ("CRM") system is being installed to better consolidate, track and manage the pipeline of sales activity. Also based upon feedback from our customers, the Company is developing new products utilizing both instructor-led and distance-learning delivery platforms. We have also formalized reseller relationships with several high quality channel partners, whereby the sales team introduces the various products from this program to our client base and the Company receives a negotiated share of any sales generated.

     The Company has taken several steps to increase lead generation. The formation of an inside sales team; contracting with an outside telemarketing firm; increasing the amount of marketing information to our clients through e-mail announcements; pilot program events and more informative web sites are all contributing to new lead flow.

     During the fourth quarter of Fiscal 2003, the Company made the decision to exit the open enrollment public computer training segment that was part of CALC/Canterbury's offerings for the past twenty years. The high fixed cost of delivery was too much to sustain in relationship to the amount of revenue being generated. By exiting this training delivery methodology, there will be an anticipated decline in instructor-led computer training revenues for Fiscal 2004. Reduced capacity, reduced marketing emphasis, and alternative delivery options will all contribute to the projected decline. CALC/Canterbury will continue to offer private and general admission classes at their two training facilities (New York City and Parsippany, New Jersey) as well as room rentals. There will be more emphasis on offering private training at the clients' locations. This planned exit from the scheduled open enrollment public training segment was done in order to reduce the high fixed cost associated with its delivery and introduce more variability to the cost structure of our training business. It is management's belief that a smaller, more flexible training model can return the computer training business to profitability.

     In the value added hardware reseller segment, budget constraints in state and local municipalities had a negative impact on technology spending during 2003. While this segment was among the last to feel the impact of the recent economic downturn, it will also take longer to recover based on projected tax revenues flowing into state and local budgets and then finally into capital expenditures.

     The $2,582,000 reduction in revenues from Fiscal 2002 to 2003 is due primarily to reduced pricing for most computer hardware products. While it is difficult to pinpoint the precise decline in the cost and sales price of the specific computer hardware sold by this segment over the past year, it is safe to estimate that prices have dropped anywhere from 20% to 30%. If this is the case, most, if not all of the decline in revenue for Fiscal 2003 can be attributed to a lower sales price on approximately the same unit volume. This trend will continue into Fiscal 2004 as well.

     It is management's intent to more fully integrate the sales team from the training and consulting segment with the value added hardware reseller segment. Product profiles are being shared between the two groups and the Company anticipates the efforts of these two sales organizations will become more integrated in Fiscal 2004.

     It is projected that the majority of product to be sold in Fiscal 2004 may be Hewlett Packard/Compaq hardware. If they move toward an agent model with their resellers, USC/Canterbury would be paid an agent fee which approximates the current gross profit from each sale. This may greatly reduce the reported revenue in this segment. The manufacturer would record the revenue and hold the accounts receivable with the client. This possible change in business flow has not happened to date, but it is possible that the migration to the agent model will begin in the second quarter of Fiscal 2004, and may then become more significant during the second half of the year.

     This business segment has always had very high client revenue concentration. In Fiscal 2003 two groups of clients accounted for 81% of the revenue in the value added hardware reseller segment. There is obvious risk associated with this very high customer concentration. See Footnote 1, Concentration of Risk, for more details on this topic. In Fiscal 2004 USC/Canterbury is making a concerted effort to diversify its revenue mix. Certain sales representatives have been given responsibility, through quotas, to penetrate the commercial market in the Baltimore/Washington area. New strategic relationships have been formed with several manufacturers to increase product offerings and reduce dependency on Hewlett Packard/Compaq.

    Management believes that there is still a significant amount of uncertainty regarding future revenues from the value added hardware reseller segment for Fiscal 2004. Technology spending appears to be recovering slightly in the early part of 2004, but the duration of the recovery is not yet known. More clients are engaging us in conversations and proposals about new projects and training requirements. The sales pipeline is fuller now than it was in the last half of Fiscal 2003. One of the biggest challenges that faces the Company is the timing of customers decisions to begin project work that has already been sold. The delays that were experienced late in Fiscal 2003 have continued into the early part of 2004. These delays add to the uncertainty in revenue projections for Fiscal 2004. It is management's belief that by the middle of the year we will have a much better understanding of our client's schedule and requirements.


Costs and Expenses
     Total costs and expenses decreased by $4,684,000 (20%) in Fiscal 2003 versus 2002. The decrease was due to reduced sales volume in both product and service revenues. Overall gross profit decreased to 17% from 23% in Fiscal 2002. Service gross profit declined to 24% in Fiscal 2003 from 31% in the previous year. Product gross profit also declined from 13% in Fiscal 2002 to 11% in Fiscal 2003.

     Product margins were negatively effected by several factors.
Continued weakness in technology spending forced margins lower as many suppliers competed for the same business. Manufacturers continued to eliminate reseller incentives as the products they were offering became more commoditized. Weak or non-existing sales management at our training subsidiaries. The Company is currently partnering with several new hardware and software manufacturers who have specialized products that command higher profit margins. These types of relationships could become more important for the future as downward pressure continues on margins for personal computers, printers and servers. Management anticipates that gross margins for product sales will remain in the 10% range for Fiscal 2004.

     When the Company decided to exit the scheduled open enrollment public computer training business during the fourth quarter of Fiscal 2003, there were many obstacles that had to be overcome. The biggest challenge was the need to terminate four facility leases which housed twenty-nine classrooms, sales and support office space, production and storage. As of October, 2003 the contractual lease obligations including utilities, insurance and taxes, totaled approximately $4,100,000 over the next five years. The Company successfully negotiated the termination of all four leases by surrendering the security deposits to the respective landlords. $190,000 in security deposits were expensed to cost of sales during the fourth quarter of Fiscal 2003.

     At the same time the four existing facility leases were being terminated, the Company was able to successfully negotiate a new three-year lease in the same office complex in Parsippany, New Jersey where the previous facility was located. CALC/Canterbury, Usertech/Canterbury, MSI/Canterbury and Canterbury Corporate University have their sales and administrative headquarters in this new space. There is also three classrooms in the facility to provide general admission and private training as well as room rentals to our clients. The Company also negotiated a short-term rental agreement (with a mutual 90-day cancellation provision) with its existing landlord at its facility on the East Side of New York City. Three classrooms and two sales offices were retained in the space. The Company is exploring the availability of more permanent space in the same vicinity.

     The major cause for much of the deterioration in gross profit for services revenue in Fiscal 2003 was excess capacity - both in facility and personnel. These were addressed by management during the year through two significant workforce reductions, the elimination and consolidation of office facilities and the closing or downsizing of training facilities.

     Through a series of workforce reductions during Fiscal 2003, the employee count in the training and consulting segment was reduced by a total of 60 staff members. Thirty-three were consultants and/or trainers and twenty-seven were sales and administrative staff. Many support functions were combined in this segment and some were eliminated. Excess training and consulting capacity was reduced and a variable cost model was introduced to provide more flexibility in managing fluctuations in revenue delivery.

    The following chart summarize the annual run rate savings in both facility and personnel expenses from the beginning of Fiscal 2003 to the beginning of Fiscal 2004 for the training and consulting segment. For purposes of calculating the labor savings, a 20% burden rate of annual salaries (employer taxes and benefits) was assumed. Also, only the salaries of employees who were no longer with the Company as of December 1, 2003, but were employed at the beginning of Fiscal 2003 were included. The Company does not expect to fill these positions that are vacant as of December 1, 2003 during the Fiscal 2004 year. Therefore, the following chart reflects no Fiscal 2004 personnel costs related to the eliminated positions.

                          As of           As of                    Annual
                   December 1, 2002   December 1, 2003            Savings
                   ----------------   ----------------          -------------
Annual rent expense   $1,218,000          $312,000               $ 906,000
Facility expenses        170,000            18,000                 152,000
Consultant/trainer
  salaries             2,628,000              -                  2,628,000
Administrative and
  sales salaries       1,368,000              -                  1,368,000
                      ----------         ---------              ----------
      Totals          $5,384,000          $330,000              $5,054,000
                      ==========          ========              ==========

     It should be noted that the Company began realizing some of the annual labor savings during Fiscal 2003 as a result of the ongoing personnel reductions during the year.

     Based upon these savings, the Company significantly reduced its monthly fixed cost burn rate and allowed the business time to recover from the past several years of poor operating performance, while at the same time reducing the monthly breakeven point and allowing for profitability at much lower revenue levels. Now the financial leverage shifts in favor of the Company. When, and if, revenues increase, more profit is attainable due to the fact that the fixed cost component has been drastically reduced and a larger portion of the delivery expense will be variable in nature. However, if sales increase significantly in the short term, the Company risks having insufficient resources to deliver services due to reduced manpower and facility capacity. The Company would need to contract for part-time consultants and acquire additional space through short-term rentals in order to meet client demand which is possible but would be more expensive to implement.

     Selling expense decreased by $737,000 (30%) in Fiscal 2003 as compared to the previous year. Personnel expense (salaries, bonuses, commissions and payroll burden) decrease of $562,000 was the biggest component of the reduction. There were less sales and marketing staff during Fiscal 2003 as non-productive sales representatives were terminated during the year. There were also less commissions and bonuses paid due to the lower revenue and profit in Fiscal 2003 ($68,000). Advertising expense decreased by $115,000 due primarily to the elimination of the production and distribution of a public training schedule for CALC/Canterbury.

     General and administrative expense was reduced by $1,151,000 (19%) due primarily to significant reductions in administrative and support staff as part of the workforce reduction discussed previously ($631,000). Other major cost reductions in Fiscal 2003 which contributed to the overall decrease were: bad debt expense ($237,000); equipment rental ($111,000); public company expense ($96,000) and phone expense ($57,000).

     Interest income decreased by $183,000 (28%) in Fiscal 2003 as compared to the previous year. The prepayment of the note receivable from the sale of a former subsidiary in September 2003 and the $500,000 reduction in the demand note and accompanying reduction in the interest rate with a related party were the primary reasons for the decrease. Total notes receivable decreased by approximately $3,200,000 during the year.

     Interest expense was reduced by $74,000 (37%) in Fiscal 2003 versus Fiscal 2002. Reduced borrowings on the revolving line of credit and the payoff of the remaining term debt ($800,000) with the primary lender were the major reasons for the reduction.

Critical Accounting Policies
-----------------------------
Goodwill

     As previously stated, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" as of December 1, 2001. This standard requires that goodwill no longer be amortized, but instead, be tested for impairment on a periodic basis.

     The Company recorded a total of $1,175,000 of goodwill impairment in our training and consulting segment ($675,000 for MSI/Canterbury and $500,000 for Usertech/Canterbury) at November 30, 2003. The economic downturn which MSI/Canterbury experienced in
2002 continued and worsened in 2003. Revenues and operating income declined for the third year in a row. Usertech/Canterbury also experienced a significant operating decline in Fiscal 2003. The President of the Usertech subsidiary was terminated for major breaches of his Employment Agreement. Due to the failure of the President to fulfill the obligations of his Employment Agreement, many projects that were anticipated to be delivered during the year based on projections were not consummated. There were several rounds of layoffs as well as a decline of business that are attributable to the failure of the President to perform under the terms of his Employment Agreement. The fair value of MSI/Canterbury and Usertech/Canterbury were estimated based upon our recent earnings history and our future earnings expectations for these businesses as of November 30, 2003.

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

     The Company's earnings forecasts for purposes of these impairment tests are consistent with forecasts and budgets currently used in the management of these businesses. The estimated fair value of the goodwill amounts are based upon future earnings expectations. If actual results are significantly lower, the likelihood is that these estimates would change, resulting in future impairment charges.

Revenue Recognition
     As discussed in Note 1 to our Consolidated Financial Statements, the Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. SAB 101 states that revenue is recognized when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The vast majority of our revenue transactions contain standard business terms and conditions that result in a clear determination of when revenues should be recognized. Our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers and their acceptance of our delivered products and services.

Valuation Allowance-Deferred Tax Assets
     The Company records valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be realized. This process involves forecasting the future profitability of our businesses to determine whether the Company is expecting to generate sufficient taxable income to fully utilize our existing tax loss carryforwards and other tax assets that become future tax deductions. The Company has recorded a valuation allowance of $3,788,000 and $1,883,000 as of November 30, 2003 and 2002, respectively. The valuation allowance was increased as of November 30, 2003 and 2002 due to the Company falling short of budgeted 2003 and 2002 revenues and earnings and the resulting changes in our earnings forecasts for Fiscal 2004 and beyond. This resulted in a $763,000 expense in Fiscal 2003 and a $642,000 expense in Fiscal 2002 related to an adjustment to our beginning of the year estimate for the valuation allowance.

     At November 30, 2003, the Company had loss carryforwards of $9,610,000 for federal income tax reporting purposes and $14,315,000 for state income tax reporting purposes. Future expiration dates of federal loss carryforwards are as follows: $835,000 in 2007, $3,665,000 in 2012, $335,000 in 2021 and $1,715,000
in 2022 and $3,060,000 in 2023. State loss carryforwards expire between 2007 and 2010.

     The determination of the valuation allowance is based upon our earnings forecasts that we use in the management of our businesses. Therefore, we are required to make estimates and judgments based upon historical experience and the best information available to us. However, future events are subject to change and we may have to adjust the valuation allowance in future periods, accordingly.

Fiscal 2002 Compared to Fiscal 2001
-----------------------------------
Revenues
     All amounts discussed in this section pertain to continuing operations.

     Overall revenues increased by $2,464,000 (8%) in Fiscal 2002 over 2001. This net increase is the result of the increased revenue contribution from Usertech/Canterbury ($6,438,000) which operated for a full twelve months in Fiscal 2002 versus only three months in Fiscal 2001. The business was acquired in September, 2001. Offsetting the increase caused by the acquisition of Usertech/Canterbury were reductions in revenues from the other operating segments. The value added hardware reseller segment saw revenues decline by $1,890,000 (12%). Training and consulting revenues exclusive of Usertech/Canterbury declined by $2,038,000 (24%) from Fiscal 2001 levels. Software development revenues experienced a reduction of $46,000 (21%) during Fiscal 2002.

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

Costs and Expenses
     Total costs and expenses increased by $3,518,000 (18%) in Fiscal 2002 versus 2001. This increase is the result of owning Usertech/Canterbury for a full twelve months in Fiscal 2002 versus only three months in 2001. Gross profit on service revenue declined from 39% in Fiscal 2001 to 31% in 2002 due to the effects of the revenue decline from training and consulting coupled with a fairly high fixed cost delivery component. Product margins, which include hardware and software sales of the Company decreased to 13% in 2002 from 21% in Fiscal 2001. This reduction in gross profit is the result of several factors. First, many of the manufacturer's rebate programs have been eliminated as competitive pricing pressures have forced them to be more cost efficient. Also, in the economy's current state, pricing to customers has become much more competitive. Many clients are seeking out lowest price instead of best overall solution value.

     Consolidated gross margins for the Company decreased to 23% in 2002 versus 29% in Fiscal 2001. Reduced consultant utilization in the training and consulting business segment and significantly reduced margins on hardware as a by-product of the Hewlett Packard/Compaq merger contributed to the overall margin decline.

     Selling expense increased by $45,000 (2%) in Fiscal 2002 versus 2001. This increase was the result of several factors. First, Usertech/Canterbury's selling expense increased by $632,000 because it was owned by Canterbury for a full twelve months in Fiscal 2002 versus only three months in Fiscal 2001. Offsetting this increase were reductions in commission expense of $225,000 in USC/Canterbury due to a much lower gross profit level in Fiscal 2002. Reductions in staff at CALC/Canterbury during Fiscal 2002 resulted in approximately $200,000 in savings and more efficient direct marketing expenditures saved over $62,000 in Fiscal 2002 over 2001. Various other cost reductions in marketing expense and personnel in the other operating units accounted for additional savings of approximately $100,000.

     General and administrative expense increased by $133,000 (2%) in Fiscal 2002 as compared to Fiscal 2001. This relatively small change is again the result of various significant factors. First, Usertech/Canterbury's general and administrative expense increased by $1,220,000 due to the fact it was part of Canterbury for the full year in Fiscal 2002 as compared to only three months in Fiscal 2001. Offsetting this increase was a $463,000 reduction in goodwill amortization expense in Fiscal 2002 based on the change in accounting predicated by SFAS 142. Bad debt expense was reduced by $300,000 in Fiscal 2002 over Fiscal 2001, based on the reduced requirements for additional reserves on lower accounts receivable balances. Lower expenses for accounting and other public company expenses saved $97,000 in Fiscal 2002 over 2001. CALC/Canterbury reduced personnel costs by approximately $190,000 in Fiscal 2002 by consolidating functions and streamlining other administrative processes. Various other reductions in personnel related expenses totaled $37,000.

     As a subsequent event, on March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, voluntarily reduced their present salaries by 8%. This is in line with a previously instituted 8% salary reduction at one of the Company's largest subsidiaries. The corporate management team continues to receive its reduced rate of pay as of the date of this filing.

     Other income for Fiscal 2002 represents the $85,000 in insurance proceeds paid to the Company, related to business interruption caused by terrorist attacks on September 11, 2001. In Fiscal 2001 the charge to other expense of ($251,000) was due mainly to a loss of $324,000 related to the sale of real estate during the second quarter of Fiscal 2001.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------

     We are not exposed to market risk from changes in interest rates. Currently, we have $900,000 invested in short term certificates of deposit and $300,000 invested in a municipal bond mutual fund. We account for these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

     The financial statements and supplementary data are as set forth in the Index on page 31.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------

     There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.


ITEM 9A.  CONTROLS AND PROCEDURES
--------------------------------
     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------------------------

     The directors, executive officers and control persons of the Company as of November 30, 2003 were as follows:
                                        Director       Principal
Name                            Age     Since          Occupation
- -------------------------------------------------------------------------
Stanton M. Pikus                63       1981      Chairman of the Board of
                                                   Directors
Kevin J. McAndrew               45       1990      President, Chief
                                                   Executive Officer,
                                                   Chief Financial Officer,
                                                   and Treasurer
Jean Zwerlein Pikus             50       1984      Vice President,
                                                   Secretary
Alan B. Manin(1)(2)(4)          66       1981      President, Atlantis,
                                                   Inc.
Stephen M. Vineberg(1)(2)(3)(5) 62       1988      President, CMQ, Inc.
Paul L. Shapiro(1)(2)(3)(4)     52       1992      Manager, McKesson Drug Co.
Frank A. Cappiello(1)(4)(6)(7)  77       1995      Managing Director of
                                                   Montgomery Brothers,
                                                   Cappiello, L.L.C.

Independent Board of Directors Member
(1) Independent Board of Directors Member
(2) Member of the Compensation Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.
(4) Member of the Corporate Governance and Nominating Committee of the Board of Directors
(5) Chairman and Member of the Corporate Governance and Nominating Committee of the Board of Directors
(6) Chairman and Member of the Audit and Compensation Committees of the Board of Directors.
(7) Financial expert of the Audit Committee of the Board of Directors.


BIOGRAPHIES OF THE NOMINEES FOR DIRECTORS
-----------------------------------------

     KEVIN J. McANDREW, President, Chief Executive Officer, Chief Financial Officer and Treasurer, has been with the Company since June 1987. He has been a Director since 1990. He has held the positions of Chief Operating Officer; Executive Vice President, and Vice President of Finance during his employment with Canterbury. He is a graduate of the University of Delaware (B.S. Accounting, 1980) and has been a Certified Public Accountant since 1982. From 1980 to 1983 he was an Auditor with the public accounting firm of Coopers & Lybrand in Philadelphia. From 1984 to 1986 Mr. McAndrew was employed as a Controller for a New Jersey based division of Allied Signal, Inc.

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

     JEAN ZWERLEIN PIKUS, Vice President, Secretary, and a Director since December 1, 1984. She was employed by J. B. Lippincott Company, a publishing company, from 1974 to 1983, where she was Assistant Personnel Manager and also created its word processing center, and was responsible for the day-to-day control of word processing and graphic services. In 1984, Ms. Pikus graduated from The Wharton School of the University of Pennsylvania (B.S., Accounting and Management, cum laude). Ms. Pikus is the spouse of Stanton M. Pikus, who is the Chairman of the Board of Directors and an employee of Canterbury Consulting Group, Inc.

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

     PAUL L. SHAPIRO, a Director since December, 1992, has worked for McKesson Drug Company for the past 26 years. Recipient of the McKesson President's Award for 2002. From 1973 through 1975 he was Director of the Pennsylvania Security Officers' Training Academy. In 1973, he graduated from York College of Pennsylvania with a B.S. Degree in Police Administration.

     FRANK A. CAPPIELLO, a Director since 1995, Frank Cappiello is one of the country's leading financial analysts. He is an expert on the national economy and a recognized authority on investments. Mr. Cappiello's background in economics is extensive. For more than 12 years, he was chief investment officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, Mr. Cappiello was research director of a major stock brokerage firm. Subsequently, he was president of an investment counseling firm, McCullough, Andrews & Cappiello, Inc., providing asset management to individual and institutional investors. Mr. Cappiello is currently Chairman and a Managing Director of Montgomery Brothers, Cappiello, LLC, an investment advisor with offices in Washington, D.C. and New York. Mr. Cappiello was a regular panelist on the award winning television program Wall $treet Week With Louis Rukeyser, where he was a member of its Hall of Fame since 1991. He continues his panelist role on Louis Rukeyser's Wall Street on CNBC. He is also a frequent guest on CNN as well asCNBC. He is the author of four books, including Finding the Next Superstock. Mr. Cappiello is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.

     Mr. Cappiello serves as the Chairman of the Compensation Committee and the Chairman of the Audit Committee and is the financial expert of the Audit Committee of the Board of Directors. He is also a member of the Corporate Governance and Nominating Committee. In performing these duties Mr. Cappiello operates independent from the management of the Company. Messrs. Shapiro and Vineberg serve on the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee as Independent Directors. Mr. Vineberg is the Chairman of the Corporate Governance and Nominating Committee. Mr. Manin is a member of the Compensation and Corporate Governance and Nominating Committees as an Independent Director.


AUDIT COMMITTEE

    The Audit Committee assists the Board of Directors in fulfilling the Board's oversight responsibility to the shareholders relating to the integrity of the Company's financial statements, the Company's compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company's independent auditor and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Corporation.

    The Board of Directors adopted a written charter for the Audit Committee which was included as an exhibit to the Proxy Statement filed with the Securities and Exchange Commission on October 4, 2001 for the fiscal year ended November 30, 2000. The Audit Committee re-examined and revised its charter in 2003, in light of the expanded responsibilities imposed under the Sarbanes-Oxley Act of 2002 and related SEC rules. The Audit Committee submitted the amended charter to the Board of Directors for approval and the approved, amended charter was filed with the SEC on October 24, 2003 as Appendix A to the Definitive Proxy Statement and is available on the internet directly from the Securities and Exchange Commission's website (www.sec.gov) or upon written request to the Canterbury Investor Relations Department at the address listed below.

     The members of the Audit Committee are Frank Cappiello, Chairman, Stephen Vineberg and Paul Shapiro, all of whom the Board in its business judgment has determined are independent as defined by SEC regulations and Nasdaq's listing standards. The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Frank Cappiello qualifies as an audit committee financial expert as defined by SEC regulations.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

     The Company has adopted a Code of Ethics for Senior Financial Officers. A copy of this document can be obtained upon written request to Canterbury's Investor Relations Department at 352 Stokes Road, Suite 200, Medford, NJ
08055.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

CASH COMPENSATION
------------------
     The Company had 78 full-time employees as of November 30, 2003.

                                             SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                       Annual Compensation            Award                       Payouts
                       ----------------------------- -------------------------------------------

                                                 Other                Securities        All other
Name and                                        Annual   Restricted Underlying           Compen-
Principal                     Salary  Bonus     Compen-   Stock      Options/  LTIP      sation
Position                Year  ($)     ($)       sation($) Award($)    SAR(#)*  Payouts($)  ($)
- ------------------------------------------------------------------------------------------------
Stanton M. Pikus        2003 $233,000 $30,000(1)  $-     $15,000       -       $-         $-
Chairman                2002  247,000    -         -        -          -        -          -
                        2001  254,000    -         -        -        25,001     -          -

Kevin J. McAndrew       2003 $233,000 $20,000(1)  $-     $15,000       -       $-         $-
President, Chief        2002  247,000    -         -        -          -        -          -
Executive Officer, and  2001  218,000    -         -        -        21,429     -          -
Chief Financial Officer

Jean Z. Pikus           2003 $143,000 $11,700(1)  $-     $ 9,000       -       $-         $-
Vice President          2002  150,000    -         -        -          -        -          -
                        2001  112,000    -         -        -        12,144     -          -

(1) Awarded in Fiscal 2002 and paid in Fiscal 2003

      No other Executive Officer received in excess of $100,000 in total annual compensation for the three-year period.

     There were no stock options granted to Executive Officers during Fiscal
2003.

+--------------------------------------------------------------------------------------+
|                           Number of Securities          Value of Unexercised         |
|                           Underlying Unexercised           In-The-Money Options      |
|                          Options at Year End             at Year End 2003            |
|                                2003 (#)                             ($)              |
| Name                  Exercisable    Unexercisable  Exercisable   Unexercisable      |
|---------------------+-------------+---------------+------------+---------------------+
|                     |             |               |            |                     |
| Stanton M. Pikus    |    73,575   |     0         |     $0     |       $0            |
|-------------------- +-------------+---------------+------------+---------------------+
| Kevin J. McAndrew   |    57,146   |     0         |     $0     |       $0            |
|---------------------+-------------+---------------+------------+---------------------+
| Jean Z. Pikus       |    33,289   |     0         |     $0     |       $0            |
|-------------------- +-------------+---------------+------------+---------------------+

     Option holders have five years from the date of grant to exercise any or all of their options, and upon leaving Canterbury the option holders must exercise within 30 days or lose their options. These options exercise into Canterbury restricted common shares of company stock.

     The Company executed employment agreements dated June 1, 2001 between the Company and Mr. Kevin J. McAndrew and the Company and Mr. Stanton M. Pikus. Each employment agreement is for a period of five years. Each sets forth various services to be performed. Each employee shall receive an annual salary of $245,000 with annual cost of living increases tied to a nationally recognized index, as set forth by the Board of Directors from time to time. These employment agreements supercede and replace the prior employment agreements, including the cancellation of bonus opportunities which were to be payable through December 1, 2003. These agreements also include a non-competition prohibition for a period of three years after employment has been terminated.


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

     On March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, voluntarily reduced their present salaries by 8%. This is in line with a previously instituted 8% salary reduction at one of the Company's largest subsidiaries. On August 18, 2003, on the recommendation of Mr. Frank Cappiello, the Chairman of the Compensation Committee of the Board of Directors, the Chairman, President and Vice President agreed to continue their voluntary 8% salary cuts through November 30, 2003 even though they have employment contracts in place. In lieu of the cash lost they were offered a block of restricted common stock on which they must be personally responsible for the applicable federal and state income taxes. Due to the restrictions on the sale of the stock, the stock was valued at 50% of the closing price on Nasdaq on the day prior to this Board Resolution and its acceptance by the three aforementioned individuals. Due to this discount, the Company has agreed with Nasdaq's requirement to "lock-up" these 103,338 shares until the shareholders have given their approval to the issuance. They cannot be sold, voted or be entitled to dividends until that time. However, if at any time prior to the issuance of the aforementioned Proxy, 51,669 of the 103,338 shares are returned to the Company, then no Proxy or shareholder approval will be required, and this matter will be resolved. Or in the alternative, if the 51,669 shares are paid for at the higher of the closing bid price at the date of issuance or the closing bid price on December 16, 2003, then this matter will also be resolved and no Proxy or shareholder approval will be required. A charge of $77,000 was made during the third quarter to reflect the cost of this stock. The corporate management team continues to receive its reduced rate of cash pay as of the date of this filing.


COMPENSATION PURSUANT TO PLAN

     The following qualified and non-qualified stock options were granted at 100% of the market value on date of grant to executive officers and directors of the Company as of February 19, 2003.


Name of Individual      Capacity in Which Served   Date Granted   Exercise Price    Options
- ----------------------------------------------------------------------------------------------
Stanton M. Pikus        Chairman of the Board of     8/27/99        $10.92           5,715
                        Directors                    11/4/99        $16.80          14,286
                                                      8/2/00        $21.00           3,572
                                                    11/28/00        $19.46          10,715(1)
                                                      1/9/01        $10.50          10,715(1)
                                                    11/12/01         $4.83          14,286(1)
- ----------------------------------------------------------------------------------------------
Kevin J. McAndrew       President, Chief Executive   8/27/99        $10.92          4,286
                        Officer, Chief Financial     11/4/99        $16.80         10,715
                        Officer, Treasurer, Director  8/2/00        $21.00          2,858
                                                    11/28/00        $19.46          7,143(1)
                                                      1/9/01        $10.50          7,143(1)
                                                    11/12/01         $4.83         14,286(1)
- ----------------------------------------------------------------------------------------------
Jean Z. Pikus           Vice President, Secretary,   8/27/99        $10.92          2,572
                        Director                     11/4/99        $16.80          6,429
                                                      8/2/00        $21.00          2,143
                                                    11/28/00        $19.46          3,572(1)
                                                      1/9/01        $10.50          3,572(1)
                                                    11/12/01         $4.83          8,572(1)
- ----------------------------------------------------------------------------------------------
Alan Manin              Director                     8/27/99        $10.92          1,000
                                                     11/4/99        $16.80          2,500
                                                     1/11/00        $25.70          1,429
                                                      8/2/00        $21.00            715
                                                    11/12/01         $4.83          2,858
                                                    08/18/03          $.75         10,000
- ----------------------------------------------------------------------------------------------
Stephen Vineberg        Director                     8/27/99        $10.92          1,000
                                                     11/4/99        $16.80          2,500
                                                      8/2/00        $21.00            715
                                                    11/12/01         $4.83          2,858
                                                    08/18/03          $.75         10,000
- ----------------------------------------------------------------------------------------------
Paul Shapiro            Director                     8/27/99        $10.92          1,000
                                                     11/4/99        $16.80          2,500
                                                      8/2/00        $21.00            715
                                                    11/12/01         $4.83          2,858
                                                    08/18/03          $.75         10,000
- ----------------------------------------------------------------------------------------------
Frank Cappiello         Director                     8/27/99        $10.92          2,000
                                                     11/4/99        $16.80          5,000
                                                      8/2/00        $21.00          1,786
                                                    11/12/01         $4.83          5,715
                                                    08/18/03          $.75         20,000
- ----------------------------------------------------------------------------------------------



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

OTHER COMPENSATION
--------------------
     See "Certain Relationships and Related Transactions" for key-man life insurance arrangements.

COMPENSATION OF DIRECTORS
--------------------------
     In an effort to maintain its current independent directors and if it decides to do so in the future attract additional qualified directors to serve on the Board, Management and the Board of Directors decided on July 29, 2002 that beginning on September 1, 2002 and quarterly thereafter, all independent directors would be paid $2,000 each per quarter as Director's compensation. 50,000 Company stock options were issued at 100% of market value to all Directors who are not otherwise salaried employees on August 18, 2003. These options had an estimated Black-Scholes value of $25,000 at date of grant. Stock Options are delineated in the Compensation Pursuant To Plan table in
Item 11.


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS
--------------------------------------------------------------
     Due to a significant breach of his Employment Agreement, the President of Usertech/Canterbury was terminated from his employment on March 18, 2003. Accordingly, Canterbury ceased paying the balance of compensation due to the President of Usertech under this Employment Agreement which exceeded $700,000. When Canterbury purchased Usertech from Ceridian Corporation, Canterbury was led to believe that this President was essential to the continued success of the company. Ceridian failed to disclose that this President played an active role with a vendor of Ceridian which was not only a conflict, but in essence, precluded this President from giving his undivided attention to Usertech. Thus, Canterbury is holding Ceridian Corporation liable for the undisclosed actions of the President, misrepresentations in the acquisition of Usertech and other claims related to Canterbury's purchase of Usertech and consummation of an Employment Agreement with this President. It has not yet been determined if any claims will be brought against any other individuals or other entities related to the claims arising from Canterbury's acquisition of Usertech and employment of the president.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
------------------------------------------------------------

     No member of the Compensation Committee is a current officer or has been an officer of the Company or any of its subsidiaries during the past six years. In addition, there are no compensation committee interlocks with other entities with respect to any such member.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

     (A)(B) The following table sets forth as of February 19, 2004 certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each shareholder, owner of record or beneficial owner of 5% or more of the Company's common stock (ii) each Director individually and (iii) all Officers and Directors of the Company as a group. Addresses for the individuals listed below are c/o Canterbury Consulting Group, Inc. at 352 Stokes Road, Suite 200, Medford, NJ 08055:

                                    Amount and Nature of Beneficial Ownership

                         Shares     Shares Acquirable Shares Acquirable    % Owned of
Name of                  Currently  Within 60 Days By Within 60 Days By      Company's
Beneficial Owner         Owned      Option Exercise   Note Conversion         Shares
- --------------------------------------------------------------------------------
Stanton M. Pikus (1)(2)  220,493      59,289           100,000               13.98%
Kevin J. McAndrew        112,355      46,431           100,000                9.52%
Jean Zwerlein Pikus (1)   68,737      26,860              -                   3.52%
Alan Manin (3)            29,152      18,502           100,000                5.43%
Stephen M. Vineberg       15,519      17,073              -                   1.20%
Paul L. Shapiro            3,668      17,073              -                    .76%
Frank A. Cappiello        45,953      34,501           100,000                6.64%
                        --------    -------            ------                 -----
- -----------------------
All Officers, Directors
and 5% Stockholders as
a group (7 in number)    495,877     219,729           400,000               41.06%
                       =========    ========           =======              =======

- -----------------------------------------------------------------------------------



Stock Options are delineated in the Compensation Pursuant To Plan table in Item 11.
(1) Stanton M. Pikus and Jean Zwerlein Pikus are married to each other and, therefore, are deemed to have beneficial ownership in each other's shares.
(2) 10,288 shares of Canterbury common stock owned in the name of Matthew Zane Pikus Trust are included in Stanton M. Pikus' shares currently owned total.
(3) 10,462 shares owned by Atlantis Family L.C. of which Mr. Manin is the sole beneficiary, are included in his total.


     The following table summarizes certain information regarding the Company's equity compensation plans.


                                 ( a )               ( b )                 ( c )
                       Number of Securities        Weighted-average      Number of
                       to be issued upon exercise  exercise price of     securities remaining
                       of outstanding options,     outstanding options,  available for future
                       warrants and rights         warrants and rights   issuance under equity
                                                                         compensation plans
                                                                         (excluding securities
Plan Category                                                            reflected in column (a))
- -------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders (1)        295,599                     $8.95              144,878

Equity compensation
plans not approved by
security holders(2)          23,002                     $6.32                 --
                          ---------                     -----              -------
    Total                   318,601                     $8.76              144,878
                          =========                     =====             ========


(1) 1995 Employee Stock Option Plan was approved by the shareholders on July 21, 1995 with an amendment approved by shareholders on August 26, 1996. See Note 12 of Notes to Consolidated Financial Statements, Stock Option Plans for a description of stock option plans.
(2) Options and Warrants issued to consultants outside of the shareholder approved stock option plan issued between March 7, 2002 and
      May 23, 2002.

CHANGE IN CONTROL
-----------------

     There has been no change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

     The Company has secured key-person life insurance policies for its Corporate Officers. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers            Amount of Policy              Beneficiary
------------------            ----------------              -----------
Kevin J. McAndrew                 $1,000,000                   Company
Jean Z. Pikus                       $500,000                   Company

     The Company has secured a $1,000,000 key-person life insurance policy on the President of USC/Canterbury Corp., Patricia Bednarik.

     During Fiscal 2001, certain officers and directors of the Company purchased a 33% stock ownership in a corporation that was previously a subsidiary of the Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. The Company holds note receivables in the amount of $3,760,098 from this corporation of which $3,636,000 pertains to notes originating on the November 1996 date of sale (see
Note 4). The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $322,000, $395,000 and $408,000 of interest income from these notes in Fiscal 2003, 2002 and 2001, respectively. During the fourth quarter of Fiscal 2003, a 22% owner of this corporation passed away. After his death, that corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this corporation.

     At November 30, 2003 and 2002, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000 and $3,641,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes.

     On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity for all of Fiscal 2002 to the recipients. In the past, the Board has issued and/or granted significant amounts of equity (in the form of stock options or stock purchases) to these recipients on an annual basis. The Compensation Committee did not wish any additional dilution of Company stock at the then current low prices. Also by reducing the term of the notes the Compensation Committee believed that management would have a further inducement to accelerate their efforts to increase shareholder value or risk the loss of their shares.

     On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company in the form of a 7 3/4% Senior Convertible Promissory Note which was overwhelmingly ratified by 95.21% of the shareholders who voted on the proposal on November 24, 2003. The net proceeds of this private placement were used for working capital to operate the Company in order to offset the operating cash flow shortfall in the fourth quarter of Fiscal 2002, and the first quarter of Fiscal 2003, and to partially replace the $1,000,000 reduction in the Company's credit facility by its bank which occurred in the first quarter of Fiscal 2003. This note is convertible into Canterbury restricted common stock at $.355 per share. The notes, if not converted into restricted common stock before then, mature in 36 months and the entire loan amount of $355,000 must be repaid at that time. The ten convertible note units represent total potential dilution of one million shares if all of the notes are converted into common stock. Ten units at $35,500 each were sold. Four units were purchased by affiliates of the Company and six units were purchased by non-affiliates. This debt is subordinate to all current and future bank debt, but is senior to all other current and future Company indebtedness.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Fees of Independent Public Accountants

Audit Fees
-----------
     The aggregate fees billed by Baratz & Associates, P.A. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended November 30, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $83,500 for 2003 and $73,000 for 2002.

Audit Related Fees
-------------------
     The aggregate fees billed by Baratz & Associates, P.A for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the heading "Audit Fees" above for the fiscal years ended November 30, 2003 and November 30, 2002 were $500 and $0, respectively. During 2003, these services included proxy disclosure review. The aggregate fees billed for professional services rendered by Ernst & Young for the review of information contained in the Form 10-K for the fiscal year ended November 30, 2002 and for the re-issuance of their audit report for the Form 10-K for the fiscal year ended November 30, 2000 were $7,500

Tax Fees
--------
     The aggregate fees billed by Baratz & Associates, P.A for professional services for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2003 and November 30, 2002 were $24,000 and $23,000, respectively. During 2003 and 2002, these services generally included federal and state tax return preparation services.

All Other Fees
--------------
     There were no additional aggregate fees billed by Baratz & Associates, P.A for other services rendered to the Company for the fiscal years ended November 30, 2003 and 2002.

Pre-Approved Services
----------------------
     All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Baratz & Associates, P.A was compatible with the maintenance of that firms' independence in the conduct of their auditing functions. The Audit Committee's Charter provides for pre-approval of audit, audit-related and tax services. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
    Consolidated Financial Statements filed here include: Balance Sheets at November 30, 2003 and 2002 and Statements of Operations, Stockholders' Equity and Cash Flows for the years ended November 30, 2003, 2002, and 2001. All other schedules for which provision is made in Regulation S-K of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

Consolidated Financial Statements                                      Page No.
                                                                       --------
Report of Independent Auditors                                           F- 1
Consolidated Balance Sheets - November 30, 2003 and 2002                 F- 3
Consolidated Statements of Operations - Years ended November 30, 2003,
    2002, and 2001                                                       F- 5
Consolidated Statements of Stockholders' Equity/Years
    ended November 30, 2003, 2002, and 2001                              F- 7
Consolidated Statements of Cash Flows - Years ended November 30, 2003,
    2002, and 2001                                                       F- 8
Notes to Consolidated Financial Statements                               F- 10
Valuation and Qualifying Accounts                                        F- 25

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit No.                    Description
------------------------------------------------------------------------------
3(a) Articles of Incorporation of Canterbury Press, Inc (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994)
3(b) By-Laws of the Registrant (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994)
3(c) Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Education Services, Inc. (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994)
3(d) Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Corporate Services, Inc. (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994)
3(e) Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Information Technology, Inc. (incorporated by reference from the Annual Report and Definitive Proxy Materials filed with the SEC on May 2, 1997)
3(f) Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Consulting Group, Inc incorporated by reference from the Annual Report and Definitive Proxy Materials filed with the SEC on March 6, 2001
10.1 Asset Purchase Agreement between Ceridian Corporation and the Registrant (incorporated by reference from Exhibit 99.4 of Form 8-K filed with the SEC on October 11, 2001)
10.2 Kevin J. McAndrew's Employment Agreement (incorporated by reference from Exhibit 99.13 to Form 8-K filed with the SEC on June 11, 2001)
10.3     Stanton M. Pikus' Employment Agreement (incorporated by reference from
         Exhibit 99.13 to Form 8-K filed with the SEC on June 11, 2001)
21       Subsidiaries of Registrant (filed herewith)
31.2 Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32 Certifications pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:
	None

                                   SIGNATURES
                                   -----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Consulting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  			  CANTERBURY CONSULTING GROUP, INC.
			  ---------------------------------

Dated:  2/27/04     By /s/ Kevin J. McAndrew
        -------        ---------------------
			  Kevin J. McAndrew, President; Chief Executive Officer;
			  Treasurer

Dated:  2/27/04     By /s/ Kevin J. McAndrew
        -------        ---------------------
			  Kevin J. McAndrew, Chief Financial Officer

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Consulting Group, Inc. and in the capacities and on the dates indicated.

Dated:  2/27/04       By /s/ Stanton M. Pikus
        -------        --------------------
                      Stanton M. Pikus, Director; Chairman of the Board of
                      Directors

Dated:  2/27/04     By /s/ Kevin J. McAndrew
        -------        ---------------------
                    Kevin J. McAndrew, President, Chief Executive Officer;
                    Executive Vice President; Chief Financial Officer;
                    Director

Dated:  2/27/04     By /s/ Jean Zwerlein Pikus
        -------        -----------------------
                    Jean Zwerlein Pikus, Vice President - Operations;
                    Secretary; Director

Dated:  2/27/04     By /s/ Alan Manin
        -------        --------------
                    Alan Manin, Director

Dated:  2/27/04     By /s/ Stephen M. Vineberg
        -------        ---------------------
                    Stephen M. Vineberg, Director

Dated:  2/27/04     By /s/ Paul L. Shapiro
        -------        -------------------
                    Paul L. Shapiro, Director

Dated:  2/27/04     By /s/ Frank A. Cappiello
        -------        ---------------------
                    Frank A. Cappiello, Director

               Canterbury Consulting Group, Inc. - FORM 10-K 2003


              Report of Independent Auditors - 2003, 2002 and 2001



To the Board of Directors and Stockholders
Canterbury Consulting Group, Inc.
Medford, New Jersey


We have audited the accompanying consolidated balance sheets of Canterbury Consulting Group, Inc. as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Consulting Group, Inc. at November 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


                                                Baratz & Associates, P.A.
Marlton, New Jersey
February 3, 2004

except for the first paragraph of Note 8, as to which the date is February 19, 2004

                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2003 and 2002


ASSETS
                                       2003              2002
                                       ----              ----
Current Assets:

   Cash and cash equivalents        $1,385,824         $395,477
   Marketable securities               300,000             -
   Accounts receivable, net
    of allowance for doubtful
    accounts of $271,000
    and $383,000                     2,477,060        2,850,934
   Notes receivable -
    current portion                    287,845          492,377
   Prepaid expenses and
    other assets                        93,311          321,826
   Inventory, principally
    finished goods, at cost             92,599          173,118
   Deferred tax assets                    -             272,660
                                    -----------      ----------
        Total Current Assets         4,636,639        4,506,392

Property and equipment at cost,
 net of accumulated depreciation
 of $1,093,000 and $1,349,000          604,449          885,302
Goodwill                             2,433,381        3,608,381
Deferred tax assets                    759,000          951,525
Notes receivable                     3,472,253        6,474,266
Other assets                            32,821          206,910
                                   -----------       ----------

              Total Assets         $11,938,543      $16,632,776
                                   ===========      ===========

                                    Continued
                             See Accompanying Notes

                           CONSOLIDATED BALANCE SHEETS
                           November 30, 2003 and 2002
                                    Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

                                               2003                      2002
                                           ----------                   --------
Current Liabilities:
   Accounts payable - trade                 $ 963,588                 $ 618,124
   Accrued expenses                           532,597                   821,298
   Unearned revenue                           470,107                   892,249
   Current portion, long-term debt            889,490                   882,880
                                           ----------                 ---------

         Total Current Liabilities          2,855,782                 3,214,551

Long-term debt                                 62,934                 1,209,625

Subordinated convertible debt                 355,000                      -
                                           ----------                 ---------

         Total Liabilities                  3,273,716                 4,424,176
                                           ----------                 ---------


Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.001 par value,
   50,000,000 shares authorized;
   2,097,251 and 1,732,959 issued
   and outstanding                              2,097                     1,733

   Additional paid-in capital              24,248,039                23,782,498
   Accumulated deficit                    (11,989,817)               (7,934,823)
   Notes receivable for common
    stock - related parties                (3,595,492)               (3,640,808)
                                           ----------                 ---------

         Total Stockholders' Equity         8,664,827                12,208,600
                                           ----------                 ---------

         Total Liabilities and
          Stockholders' Equity            $11,938,543               $16,632,776
                                          ===========               ===========





                             See Accompanying Notes
                                       F-3

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended November 30, 2003, 2002 and 2001


                                     2003            2002                 2001
                                     ----            ----                 ----

Service revenue                  $10,476,835      $15,543,062       $11,143,355
Product revenue                   11,907,459       14,489,585        16,425,632
                                 -----------      -----------       -----------
   Total net revenue              22,384,294       30,032,647        27,568,987

Service costs and expenses         7,934,227       10,656,433         6,816,328
Product costs and expenses        10,609,910       12,571,259        12,892,888
                                 -----------      -----------       -----------

   Total costs and expenses       18,544,137       23,227,692        19,709,216

Gross profit                       3,840,157        6,804,955         7,859,771
                                 -----------      -----------       -----------

Selling                            1,761,477        2,498,163         2,452,170
General and administrative         4,816,105        5,967,299         5,833,718
Goodwill impairment                1,175,000          583,723         5,957,753
                                 -----------      -----------       -----------

   Total operating expenses        7,752,582        9,049,185        14,243,641

Other income/(expenses)
   Interest income                   463,856          646,845           689,723
   Interest expense                 (125,422)        (198,725)         (185,235)
   Other                             (16,498)          89,336          (251,538)
   Investment impairment                -                -           (2,637,285)
                                 -----------      -----------       -----------

   Total other income/(expenses)     321,936          537,456        (2,384,335)

Loss from continuing operations
    before income taxes and
    cumulative effect of change
    in accounting principle       (3,590,489)      (1,706,774)       (8,768,205)

Provision (benefit) for income
  taxes                              476,324          237,188        (2,020,328)
                                 -----------      -----------       -----------

Loss from continuing operations
    before cumulative effect of
    change in accounting
    principle                     (4,066,813)      (1,943,962)       (6,747,877)
Income (loss) from discontinued
    operations (net of income
    taxes of $6,089, $9,012 and
   $(59,548))                         11,819          (73,889)         (198,890)
Cumulative effect of change in
   accounting principle                 -                -             (213,088)
                                 -----------      -----------       -----------

Net loss                         $(4,054,994)     $(2,017,851)      $(7,159,855)
                                 ============     ============      ============


         See Accompanying Notes

       CONSOLIDATED STATEMENTS OF OPERATIONS
   Years ended November 30, 2003, 2002 and 2001
      Continued



                                     2003            2002                 2001
                                     ----            ----                 ----

Net (loss) income per share
  and common share equivalents

   Basic and diluted:

     Loss from continuing
       operations before
       cumulative effect of
       change in accounting
       principle                   $(2.17)         $(1.12)               $(4.01)
     Income (loss) from
       discontinued operations        .01            (.04)                 (.12)
     Cumulative effect of
       change in accounting
       principle                      -               -                    (.12)

                                  --------         -------               -------

     Net loss                      $(2.16)         $(1.16)               $(4.25)
                                   ======          ======                ======

   Weighted average number
     of common shares -
     basic and diluted          1,876,300       1,742,500             1,682,800
                                =========       =========             =========

         See Accompanying Notes

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended November 30, 2003, 2002 and 2001






                                                          (Accumulated            Accumulated    Note          Total
                          Common     Common   Additional  Deficit)                Other          Receivable    Stock-
                          Stock      Stock    Paid-in     Retained    Treasury    Comprehensive  for Common    holders'
                          Shares     Amount   Capital     Earnings    Stock       Income/(loss)   Stock        Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, November 30,
     2000                 1,526,531 $1,526   $22,465,890  $1,242,883  $(407,300)  $779,244      $(2,002,142) $22,080,101
Net loss for the year
    ended November 30, 2001                               (7,159,855)                                         (7,159,855)
Unrealized loss on available
   for sale securities                                                            (779,244)                     (779,244)
                                                                                                              ----------
Total comprehensive loss                                                                                      (7,939,099)
401(k) Company match          5,808      6        83,357                                                          83,363
Issuance of common shares
   to employees, directors
   and consultants for
   notes                    253,928    254     2,101,471                                         (2,101,725)       -
Retirement of treasury
   shares                    (5,045)    (5)     (407,295)               407,300                                    -
Reserve for interest on notes
   receivable for capital stock                                                                     101,596      101,596
                          --------- ------   ----------- ------------   ----------  ------------ -----------  -----------
Balance, November 30,
      2001                1,781,222 $1,781   $24,243,423 $(5,916,972)  $   -      $   -         $(4,002,271) $14,325,961
                          ========= ======   =========== ============   ==========  ============ ===========  ===========

Net loss for the year
    ended November 30,2002                                (2,017,851)                                         (2,017,851)
401(k) Company match         16,755     17        82,082                                                          82,099
Retirement of Promissory
     Notes                  (36,430)   (37)     (364,913)                                           364,950        -
Purchase and retirement of
     treasury shares        (35,285)   (35)     (250,288)                                                       (250,323)
Additional issuance of common
   stock for capital          6,697      7        14,993                                                          15,000
Issuance of stock options to
   consultants                                    57,201                                                          57,201
Notes receivable for
   capital stock                                                                                     (3,487)      (3,487)
                          --------- ------   ----------- ------------   ----------  ------------ -----------  -----------
Balance, November 30,
   2002                   1,732,959 $1,733   $23,782,498 $(7,934,823)  $   -      $   -         $(3,640,808) $12,208,600
                          ========= ======   =========== ============   ==========  ============ ===========  ===========

Net loss for the year ended
     November 30,2003                                     (4,054,994)                                         (4,054,994)
401(k) Company match        115,950    116       210,914                                                         211,030
Issuance of common stock to
   officers in lieu of
   salary                   103,342    103        77,536                                                          77,639
Issuance of common stock to
   consultants for services 145,000    145       154,870                                                         155,015
Issuance of stock options to
   consultants                                    22,221                                                          22,221
Receipt of accrued interest on
   notes receivable                                                                                  45,316       45,316
                          --------- ------   ----------- ------------   ----------  ------------ -----------  -----------
Balance, November 30,
    2003                  2,097,251 $2,097   $24,248,039$(11,989,817)   $  -        $ -         $(3,595,492)  $8,664,827
                          ========= ======   =========== ============   ==========  ============ ===========  ===========








                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years ended November 30, 2003, 2002 and 2001

                                            2003          2002          2001
                                           -----         -----         ------

Operating activities:
   Net loss                             $(4,054,994)  $(2,017,851)  $(7,159,855)
   Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
     Depreciation and amortization          370,088       485,924       969,959
     Provision for losses on
       accounts receivable                 (111,765)      130,887       433,214
     Goodwill impairment                  1,175,000       583,723     5,957,753
     Investment impairment                     -             -        2,562,284
     Deferred income taxes                  465,185       323,000    (2,162,905)
     Loss on sale of land and
       disposal of assets                    38,513          -          326,176
     401(k) contributions issued
       in stock                             211,030        82,099        83,363
     Receipt of stock for services             -             -         (793,240)
     Issuance of common stock to
       consultants for services             155,015          -             -
     Issuance of common stock to
       officers in lieu of salary            77,639          -             -
     Changes in operating assets,
       net of acquisitions
      Accounts receivable                   485,639     2,640,644     1,221,448
      Inventory                              80,519       653,733      (624,820)
      Prepaid expenses and other assets     228,515       (75,725)      495,255
      Other assets - non current            174,089           637       288,337
      Income taxes                             -          (18,540)     (111,293)
      Accounts payable                      345,464    (1,158,202)     (501,120)
      Accrued expenses                     (288,701)     (193,004)      (73,142)
      Unearned revenue                     (422,142)   (1,050,991)    1,029,565
                                         -----------  ------------    ---------
   Net cash (used in)/provided by
    operating activities                 (1,070,906)      386,334     1,940,979
                                        -----------   ------------   ---------
Investing activities:
     Purchase of marketable securities     (300,000)         -             -
     Proceeds from sale of land                -             -          399,734
     Cash paid for acquisition                 -             -       (2,350,334)
     Capital expenditures, net              (28,755)      (55,284)      (75,920)
     Proceeds from payments on notes
          receivable                      3,206,545       459,129       405,064
     Other                                     -          (29,500)         -
                                        -----------     ---------     ---------

   Net cash provided by/(used in)
     investing activities                 2,877,790       374,345    (1,621,456)
                                        -----------    ----------     ---------

Financing activities:
     Purchase of treasury shares               -         (250,323)         -
     Proceeds from issuance of
       common stock                            -           15,000          -
     Proceeds from revolving line
       of credit                               -          300,000     1,500,000
     Proceeds from long term debt              -             -        1,500,000
     Proceeds from payments on notes
        receivable for common
        stock - related parties              45,316        48,724          -
     Principal payments on long
        term debt                        (1,216,853)   (1,143,453)   (3,540,152)
     Proceeds from subordinated
        convertible debt                    355,000          -             -
                                        -----------    -----------   ---------
   Net cash used in financing
     activities                            (816,537)   (1,030,052)     (540,152)
                                        -----------    ----------     ---------

Net increase/(decrease) in cash             990,347      (269,373)     (220,629)
Cash, beginning of year                     395,477       664,850       885,479
                                        -----------    ----------     ---------
Cash, end of year                       $ 1,385,824     $ 395,477     $ 664,850
                                      ============     ==========     =========

      Continued
         See Accompanying Notes
                                       F-7





       CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years Ended November 30, 2003, 2002 and 2001 (Continued)

Supplemental schedule of noncash investing and financing activities:

    In September 2003, the Company signed a $39,532 note payable in exchange for new equipment.

    In September 2003 the Company issued 145,000 shares of restricted common stock to consultants for services performed in conjunction with the early payoff of a long-term note receivable at fair market value.

    In August 2003 the Company issued 103,338 shares of restricted common stock to corporate officers in lieu of cash for services performed under their respective Employment Agreements at fair market value.

    In June 2003, the Company entered into a $37,242 capital lease obligation in exchange for new equipment.

    In February 2003 the Company issued 115,950 shares of restricted common stock to its defined contribution plan to fulfill its matching contribution requirement at fair market value.

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

    The income taxes paid for Fiscal 2003, 2002, and 2001 were as follows:
$17,100, $76,600, $194,300, respectively.

    Interest paid during Fiscal 2003, 2002, and 2001 were as follows: $125,422, $198,725, and $186,348, respectively.






1.  Operations and Summary of Significant Accounting Policies

Description of Business
------------------------
     Canterbury Consulting Group, Inc., formerly Canterbury Information
Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company")
is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury is comprised of five operating subsidiaries with offices located in New Jersey, New
York, Maryland, and Texas. The focus of the Canterbury companies is to become an integral part of our clients' IT solution, designing and applying the best products, services and training to help them achieve a competitive advantage by helping their employees to succeed. Our subsidiaries offer the following technology and training solutions:

* distance learning solutions       * software development
* customized learning solutions     * web development
   for ERP and CRM                  * technical and desktop applications
* systems engineering and             training
   consulting                       * records and asset management systems
* management training programs      * help desk and service center support
* hardware sales and support

     For information about the Company's revenues, profit or loss, and assets by segment, see Note 3 of the Notes to Consolidated Financial Statements starting on page F-13.

Principles of Consolidation
----------------------------
     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions have been eliminated.

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


Change in Accounting
---------------------
     The Securities and Exchange Commission (SEC) issued Staff Accounting
Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company implemented the provisions of
SAB 101 in the fourth quarter of Fiscal 2001, retroactive to December 1, 2000.
The implementation of SAB 101 resulted in a change in accounting for certain product shipments where title did not transfer to the customer until delivery occurred. The cumulative effect of the change for implementation of SAB101 resulted in a charge to the first quarter of Fiscal 2001 income of $213,088 (net of income taxes of $109,773). For the first quarter ended February 28, 2001, the
Company recognized $1,560,000 of revenue which was included in the cumulative effect adjustment. The effect of that revenue on Fiscal 2001 was to increase income by $213,088 (net of income taxes of $109,773) during that period.

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

Marketable Securities
---------------------
     At November 30, 2003, the Company held marketable securities comprised of a
$300,000 investment in a long-term tax-exempt bond fund. At November 30, 2003, the Company's marketable securities were classified as available-for-sale and were carried at fair market value. There were no unrealized gains or losses on marketable securities for the year ended November 30, 2003.

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

Notes Receivable
-----------------
    The carrying value of notes receivable is based upon their principal amounts as of November 30, 2003 and 2002. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.

Inventories
------------
    Inventories are stated at the lower of cost or market utilizing a first-in, first-out method of determining cost.

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

Long-lived Assets (Other than Goodwill)
---------------------------------------
    The company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

Net (Loss) Income Per Share
----------------------------
    Basic net (loss) income per share is computed using the weighted average number of shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares and dilutive equivalent shares outstanding during the period. Dilutive equivalent shares consist of stock options. US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted per share computation.
For Fiscal 2003, 2002 and 2001, due to our net losses, all of our outstanding options and convertible shares (see Notes 10 and 12) were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. The Company has convertible debt and stock options outstanding as of November 30, 2003 that would have had a dilutive effect on earnings per share had the Company generated a net income during the year ended November 30, 2003.
Shares issuable from these securities that could potentially dilute earnings per share in the future that were not included in the computation for the year ended
November 30, 2003 because their effect was anti-dilutive due to the net loss reported by the Company were as follows:

      Shares issuable from subordinated convertible debt    1,000,000
      Shares issuable from stock options                       50,000

    In addition, there were another 268,599 stock options outstanding at November 30, 2003 with exercise prices above the average market price of Company stock during the year ended November 30, 2003.

Reverse Stock Split
-------------------

    On January 24, 2003, the Company's Board of Directors approved a one for seven reverse stock split of the Company's common shares. All share and per share information contained in these financial statements gives retroactive effect to the 1 for 7 reverse stock split.

Concentration of Risk
---------------------
    The Company maintains cash balances at a creditworthy bank located in the
United States. Accounts at the institution are insured by the Federal Deposit
Insurance Corporation up to $100,000. The Company does not believe that it has significant credit risk related to its cash balance.

    The Company holds marketable securities in the form of mutual fund shares with a highly reputable mutual fund company located in the United States.

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

    Four of the five Canterbury operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues were generated in these two geographic regions.

    For the year ended November 30, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 38% of this segment's revenue and 20% of consolidated revenue. If this contract is not renegotiated or extended in 2004, USC/Canterbury would not have access to sell into the City of Baltimore. A decision from the City is expected in March 2004. A second group of customers, from a county in Virginia, accounted for 43% of the revenues in the reseller segment and 23% of consolidated revenues for the year. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in 2004. Also in this segment one vendor represented 54% of the product cost in this segment and 31% of consolidated costs. Another major vendor represented 25% and 15% of segment and consolidated costs and expenses, respectively.

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

Fair Value of Financial Instruments
------------------------------------
    The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value.

Reclassifications
-----------------
    Certain reclassifications have been made to prior years balances in order to conform to current presentations.

Comprehensive Loss
------------------
    For the years ended November 30, 2003, 2002 and 2001, net comprehensive loss amounted to $(4,054,994), ($2,017,851) and ($7,939,099), respectively.
Comprehensive loss consists of net loss and net unrealized gains and losses on securities available for sale, and is adjusted quarterly to reflect current market value of these securities.

Stock Based Compensation
--------------------------
    The Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25- Accounting for Stock Issued to Employees. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). The Company discloses the pro forma net income and earnings per share effect as if the
Company had used the fair value method prescribed under SFAS No.123-Accounting for Stock Based Compensation (see Note 12).

    Restricted stock awards are charged to compensation expense based upon the quoted market price of Company stock at date of grant under the intrinsic value method of APB Opinion 25.


2.  Acquisitions
================

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

    The allocation of the purchase price is as follows:

      Accounts receivable          $2,550,000
      Other current assets            129,000
      Fixed assets, net               494,000
      Deferred tax asset               28,000
      Goodwill                      1,316,000
                                    ---------
           Total                   $4,517,000
                                   ==========

    Usertech provides e-learning support, Enterprise Resource Planning (ERP) and
Customer Relationship Management (CRM) planning, implementation and training, as well as post implementation support, for clients who have installed Peoplesoft, SAP and Oracle software. Proprietary software packages are also supported through a national network of skilled consultants.


3.  Segment Reporting
=====================

    The Company is organized into three operating segments and the corporate office. The operating segments are: training and consulting, value added hardware reseller, and software development. A fourth segment, technical staffing, was discontinued during 2003. All historical information for the technical staffing segment has been omitted from the segment presentation below.
Prior to the adoption of SFAS 142 for Fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For Fiscal 2003 and Fiscal 2002, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142. Summarized financial information for each segment is as follows:
                   Training      Value Added
                     and         Hardware        Software
2003              Consulting     Reseller        Development   Corporate     Total
----              ----------     -----------     ------------ ---------     -------------
Revenues          $10,476,835    $11,734,717      $172,742     $  -           $22,384,294
 (Loss) income
   before taxes    (2,861,152)       520,843       (31,684)    (1,218,496)     (3,590,489)
Assets              4,091,650      1,548,136        41,739      6,257,018      11,938,543
Interest income           219           -             -           463,637         463,856
Interest expense       64,051          1,078         2,671         57,622         125,422
Depreciation and
   amortization       316,636         19,006         7,206         24,595         367,443


                   Training      Value Added
                     and         Hardware        Software
2002              Consulting     Reseller        Development   Corporate     Total
----              ----------     -----------     ------------ ---------     -------------
Revenues          $15,543,062    $14,317,134      $172,451     $  -           $30,032,647
(Loss) income
   before taxes    (1,243,897)       752,165       (24,612)    (1,190,430)     (1,706,774)
Assets              6,020,944      1,236,699        64,770     11,199,188      18,521,601
Interest income           469           -            2,049        644,327         646,845
Interest expense       97,611          2,849         3,789         94,476         198,725
Depreciation and
   amortization       415,561         19,993        22,799         17,963         476,316


                   Training      Value Added
                     and         Hardware        Software
2001              Consulting     Reseller        Development   Corporate     Total
----              ----------     -----------     ------------ ---------     -------------
Revenues          $11,143,355    $16,207,436      $218,196     $  -           $27,568,987
 (Loss) income
   before taxes        72,513      2,009,880        (9,209)   (10,841,389)     (8,768,205)
Assets              5,008,116      2,720,190       101,028     16,983,512      24,812,846
Interest income          -             7,244          -           682,479         689,723
Interest expense       37,188            691         2,078        145,278         185,235
Depreciation and
   amortization       388,944         67,535        19,949        471,364         947,792


4.  Notes Receivable
=====================

    During September, 2003, the Company received $2,295,327 representing the remaining principal balance plus accrued interest for a note which was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company was scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005. In conjunction with this prepayment, the Company issued 145,000 shares of restricted common stock to consultants for services rendered in this transaction valued at fair market.

    In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,760,098 at November 30, 2003. These notes have interest terms that average 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at November 30, 2003 and November 30, 2002.

    The company has received all scheduled monthly installments for notes receivable outstanding as of November 30, 2003 and 2002.

5.  Property and Equipment
==========================

     Property and equipment, which is recorded at cost, consists of the following:
                                     2003            2002
                                     ----            ----
Machinery and equipment          $1,434,874     $1,630,274
Furniture and fixtures              225,230        454,407
Leased property under capital
   leases and leasehold
   improvements                      37,242        149,345
                                -----------     ----------
                                  1,697,346      2,234,026

Less: Accumulated depreciation   (1,092,897)    (1,348,724)
                                -----------     ----------
    Net property and equipment    $ 604,449      $ 885,302
                                ===========      =========

    Accumulated depreciation of leased property under capital leases totaled $6,000 and $120,000 at November 30, 2003 and 2002, respectively. Depreciation expense for 2003, 2002, and 2001 was $371,000, $486,000, and $471,000,
respectively.

    During Fiscal 2003, the Company retired approximately $600,000 worth of fully depreciated fixed assets. During 2001, the Company sold non-operating land and a building with a carrying value of $725,910. The net proceeds from the sale were $399,734. The loss on the sale totaling $326,176 was recorded in other expenses on the income statement for Fiscal 2001.


6.  Goodwill

    As of December 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill subsequent to its acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed our annual goodwill impairment tests as of November 30, 2003.

    The Company recorded a total of $1,175,000 of goodwill impairment at ($675,000 for MSI/Canterbury and $500,000 for Usertech/Canterbury) at November 30, 2003. The economic downturn which MSI/Canterbury experienced in 2002 continued and worsened in 2003. Revenues and operating income declined for the third year in a row.

    Usertech/Canterbury also experienced a significant operating decline in Fiscal 2003. The President of the Usertech subsidiary was terminated for major breaches of his Employment Agreement. Due to the failure of the President to fulfill the obligations of his Employment Agreement, many projects that were anticipated to be delivered during the year based on projections were not consummated. There were several rounds of layoffs as well as a decline of business that are attributable to the failure of the President to perform under the terms of his Employment Agreement. The fair value of MSI/Canterbury and Usertech/Canterbury were estimated based upon our recent earnings history and our future earnings expectations for these businesses as of November 30, 2003

    The Company recorded $584,000 of goodwill impairment charges related to MSI/Canterbury (Training and Consulting Segment) at November 30, 2002. The continuing economic downturn had caused a significant reduction in MSI/Canterbury revenues and operating income over the previous two years. This fair value of MSI/Canterbury was estimated based upon our recent earnings history and our future earnings expectations for this business as of November 30, 2002. No other goodwill impairment was found at November 30, 2002.

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

    A reconciliation of previously reported net (loss) income and the per share amounts, to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                    For the Year Ended November 30,
                               2003             2002          2001
                               ----             ----          ----

Reported net loss         $(4,054,994)      $(2,017,851)  $(7,159,855)
Add back: goodwill
    amortization, net
    of tax effect                -                 -          357,207
                           -----------      -----------   -----------

Adjusted net loss         $(4,054,994)      $(2,017,851)  $(6,802,648)
                          ===========       ===========   ===========

Basic and diluted
     loss per share:
     Reported net loss         $(2.16)           $(1.16)      $(4.25)
     Goodwill amortization        -                 -            .21
                               ------            ------       ------
     Adjusted net loss         $(2.16)           $(1.16)      $(4.04)
                               ======            ======       ======

    The changes in the carrying amount of goodwill for the years ended November 30, 2003 and 2002, by reportable segment, are as follows:



                     Training      Value Added
                       and         Hardware        Software
                    Consulting     Reseller        Development   Corporate       Total
----                ----------     -----------     ------------ ---------     -------------
Balance as of
  December 1, 2001  $     -         $     -         $   -        $4,162,604     $4,162,604

Reassigned per
   SFAS 142          3,803,852         358,752          -        (4,162,604)          -
Goodwill acquired
   during year          29,500            -             -              -            29,500
Impairment losses
   for 2002           (583,723)           -             -              -          (583,723)
                    ----------      ----------      ------------ -----------     ---------
Balance as of
  November 30, 2002 $3,249,629       $ 358,752      $   -        $     -        $3,608,381

Impairment losses
   for 2003         (1,175,000)           -             -              -        (1,175,000)
                   ----------       ----------      ------------  -----------   ----------
Balance as of
  November 30, 2003 $2,074,629      $  358,752      $   -        $     -        $2,433,381
                   ===========      ==========      =============  ==========   -=========



7.  Income Taxes
=================

    The provision/(benefit) for income taxes for the years ended
November 30, 2003, 2002, and 2001 is as follows:

                           2003          2002            2001
                           ----          ----            ----
Current:
   Federal               $  -         $ (41,000)       $  -
   State                  17,000        (36,000)        83,000
                          ------      ---------         ------
Total current
  provision/(benefit)     17,000        (77,000)        83,000
                          ------       ---------        ------

Deferred:
   Federal              (272,000)      (269,000)    (2,099,000)
   State                 (26,000)       (50,000)       (64,000)
                        --------       ---------    ----------
                        (298,000)      (319,000)    (2,163,000)
   Beginning balance
    adjustment-
    valuation
    allowance            763,000        642,000           -
                          ------       ---------       ------

Total deferred
   provision/(benefit)   465,000        323,000     (2,163,000)
                          ------       ---------    -----------

Total income tax
   provision/(benefit)   482,000        246,000     (2,080,000)

Less: income tax
  provision/(benefit)
  from discontinued
  operations              6,000           9,000        (60,000)
                          ------       ---------       -------

Income tax provision/
  (benefit) from
  continuing
  operations           $476,000       $ 237,000    $(2,020,000)
                       ========       =========    ============


    In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements. In performing our updated analysis of the realizability of our deferred tax assets, we considered continuing market uncertainties and our failure to meet budgeted revenues and operating results for the years ended November 30, 2003 and 2002. After considering all available evidence, we concluded that an increase to our valuation allowance for deferred tax assets was required. Accordingly, based upon our best estimate, we have recorded a non-cash charge in the fourth quarter of Fiscal 2003 of $763,000 to increase our valuation allowance for our deferred tax assets. We went through this same reassessment process in conjunction with the filing of Form 10-K for the prior Fiscal 2002 year and recorded a non-cash charge in the fourth quarter of Fiscal 2002 of $642,000.

    The reconciliation of the expected provision/(benefit) at the U.S. Federal statutory tax rate to the actual provision (benefit) recorded for the years ended November 30, 2003, 2002 and 2001 is as follows:

                                     2003              2002          2001
                                  ---------         ---------      ---------
Expected tax (benefit)
  at statutory rates             $(1,215,000)       $(602,000)   $(3,069,000)
Effect of state taxes, net            (9,000)         (74,000)      (566,000)
Permanent differences                207,000             -           788,000
Valuation allowances               1,499,000          922,000        767,000
                                 -----------        ---------    -----------
Total                               $482,000         $246,000    $(2,080,000)
                                   =========         ========    ===========

    Significant components of the Company's tax assets and liabilities as of November 30, 2003 and 2002 are as follows:

                                                        2003           2002
                                                        ----           ----

Deferred tax assets:

Allowance for doubtful accounts                      $ 109,000      $ 154,000
Expenses deferred for tax reporting purposes            85,000        185,000
Deferred tax depreciation                                 -            74,000
Deferred tax amortization of goodwill                  935,000      1,021,000
Loss carryovers                                      4,627,000      3,709,000
                                                     ---------      ---------

Deferred tax assets before valuation allowance       5,756,000      5,143,000
Valuation allowance                                 (3,788,000)    (1,883,000)
                                                    ----------      ---------
Deferred tax assets (net of valuation allowance)    $1,968,000     $3,260,000
                                                    ----------      ---------



                                                        2003           2002
                                                        ----           ----

Deferred tax liabilities:

Gain recognized in financial statements
  deferred for income tax purposes                  $1,118,000     $1,935,000
Tax depreciation in excess of book depreciation         16,000           -
Tax amortization in excess of book amortization         75,000        101,000
                                                    ----------      ---------
Total deferred tax liabilities                       1,209,000      2,036,000
                                                    ----------      ---------
Net deferred tax assets                              $ 759,000     $1,224,000
                                                    ==========     ==========

    At November 30, 2003, the Company had loss carryforwards of $9,610,000 for federal income tax reporting purposes and $14,315,000 for state income tax reporting purposes. Future expiration dates of federal loss carryforwards are as follows: $835,000 in 2007, $3,665,000 in 2012, $335,000 in 2021 and $1,715,000
in 2022 and $3,060,000 in 2023. State loss carryforwards expire between 2007 and 2010.

8.  Long-Term Debt
===================

                                                             November 30,
Long-term obligations consist of:                      2003            2002
                                                       ----            ----
     Term loan                                       $   -           $1,025,000
     Note payable for acquisition                     800,000           800,000
     Capital lease obligations                         34,589            23,841
     Notes payable - equipment                        117,835           243,664
                                                     --------        ----------
                                                      952,424         2,092,505
Less:  Current maturities                            (889,490)         (882,880)
                                                     --------        ----------
                                                     $ 62,934        $1,209,625
                                                    =========        ==========

    As of November 30, 2003, the Company had no bank debt and began the process of renegotiating its lending relationship with Commerce Bank. While renegotiating the current loan agreement, the Company incurred no bank fees and was precluded from borrowing under the existing revolving loan agreement. As a subsequent event, in February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and matures on May 1, 2005.

    The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of November 30, 2003, the Company was in breach of the minimum tangible net worth covenant of its loan agreement, but has received a waiver of default from the Bank.

    As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal payment of the note to payable to Ceridian, as well as accrued interest of $56,000 due on September 28, 2003, as the damages sought far outweigh the note payable to them. The disputed $800,000 still owed plus accrued interest are classified as part of the current portion of long-term debt as of November 30, 2003 (see Note 9).

    In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At November 30, 2003, the note payable had an outstanding balance of $61,235.

    Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are $878,000 in 2004; $17,000 in 2005; and $15,000 in
2006, and $8,000 in 2007.

    The carrying value of the long-term debt approximates its fair value.

    Capital lease obligations are for certain equipment leases which expire through fiscal year 2004. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16% at their inception is as follows at November 30, 2003:


 Total minimum lease payments through November 30, 2004     $16,436
 Total minimum lease payments through November 30, 2005      16,436
 Total minimum lease payments through November 30, 2006       9,588
                                                            -------
 Total minimum lease payments                                42,460
 Less amount representing interest                           (7,871)
                                                            -------
      Present value of long-term obligations under
        capital leases                                      $34,589
                                                            =======


9.  Commitments and Contingencies
==================================

     The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at five different locations. All of the leases have options to renew. Future minimum rental payments under the leases are: $298,000 in 2004; $220,000 in 2005; $144,000 in 2006; and $0 beyond 2006. Rent expense for the years ended November 30, 2003, 2002 and 2001 was $1,363,000, $1,449,000, and $1,303,000,
respectively. During the fourth quarter of Fiscal 2003, the Company surrendered $190,000 in security deposits for four facility leases in conjunction with the simultaneous lease termination of these leases. The Company was able to reduce long-term facility lease obligations, including common area maintenance, utilities, insurance and taxes, commitments by approximately $4,100,000 as a result of these lease termination agreements.

     The Company leases equipment for training and administrative purposes under various non-cancelable operating leases.
Future minimum rental payments under lease are: $69,000 in 2004; $42,000 in 2005; $38,000 in 2006 and $25,000 in 2007, and $17,000 in 2008.

     The Company executed employment agreements dated June 1, 2001 between the Company and Mr. Kevin J. McAndrew and the Company and Mr. Stanton M. Pikus. Each employment agreement is for a period of five years. Each sets forth various services to be performed. Each employee shall receive an annual salary of $245,000 with annual cost of living increases tied to a nationally recognized index, as set forth by the Board of Directors from time to time. These employment agreements supercede and replace the prior employment agreements, including the cancellation of bonus opportunities which were to be payable through December 1, 2003. These agreements also include a non-competition prohibition for a period of three years after employment has been terminated.

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

     On March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, voluntarily reduced their present salaries by 8%. This is in line with a previously instituted 8% salary reduction at one of the Company's largest subsidiaries. On August 18, 2003, on the recommendation of Mr. Frank Cappiello, the Chairman of the Compensation Committee of the Board of Directors, the Chairman, President and Vice President agreed to continue their voluntary 8% salary cuts through November 30, 2003 even though they have employment contracts in place. In lieu of the cash lost they were offered a block of restricted common stock on which they must be personally responsible for the applicable federal and state income taxes. Due to the restrictions on the sale of the stock, the stock was valued at 50% of the closing price on Nasdaq on the day prior to this Board Resolution and its acceptance by the three aforementioned individuals. Due to this discount, the Company has agreed with Nasdaq's requirement to "lock-up" these 103,338 shares until the shareholders have given their approval to the issuance. They cannot be sold, voted or be entitled to dividends until that time. However, if at any time prior to the issuance of the aforementioned Proxy, 51,669 of the 103,338 shares are returned to the Company, then no Proxy or shareholder approval will be required, and this matter will be resolved. Or in the alternative, if the 51,669 shares are paid for at the higher of the closing bid price at the date of issuance or the closing bid price on December 16, 2003, then this matter will also be resolved and no Proxy or shareholder approval will be required. A charge of $77,000 was made during the third quarter to reflect the cost of this stock. The corporate management team continues to receive its reduced rate of cash pay as of the date of this filing.

    On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. Ceridian Corporation has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian is claiming breach of a sublease agreement by Canterbury for office space ($76,000) and acceleration of a note payable of $800,000. Canterbury had denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome for Canterbury.


10.  Senior Convertible Debt
============================

    On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company which was overwhelmingly ratified by 95.21% of the shareholders who voted on the proposal on November 24, 2003. Ten units of 7 3/4% Subordinated Convertible Promissory Notes at $35,500 each were issued representing total proceeds to the Company of $355,000. The notes are convertible into Canterbury restricted stock at $.355 per share. The notes, if not converted into restricted stock before then, mature at June 2, 2006 and the entire loan amount must be repaid at that time. These notes were subordinate to our $1,500,000 revolving working capital line of credit with Commerce Bank (seen
Note 8).


11.  Defined Contribution Plan
===============================

    In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company had matched 50% of the first 8% of employee salary deferrals through 2002. This match was made in restricted Company common stock based upon the value of the stock each December 31st. The employer match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. No match was made for the 2003 plan year. The value of the employee match expensed in 2003, 2002, and 2001 was:
$211,030, $82,099, and $83,363, respectively (for the previous plan year).


12.  Stock Options and Awards
=============================

    The Company has one stock option plan, the 1995 Non-Qualified Stock Option Plan, covering 440,477 shares of common stock ("1995 Plan"). As of November 30, 2003, the Company had issued 295,599 shares under the 1995 Plan. In addition, the Company granted 23,000 stock options outside the plan during Fiscal 2002. There were 144,878 shares remaining for issuance in connection with future stock options that may be granted. Options granted inside the plan are exercisable immediately and are issued at market price.


    A summary of Canterbury's stock option activity and related information for the years ended November 30 is as follows:

                                             2003         2002         2001
                                             ----         ----         ----
Number of shares under stock options:
  Outstanding at beginning of year          302,607       306,833     311,265
  Granted                                    50,000        23,000      86,786
  Exercised                                    -             -           -
  Canceled                                  (34,008)      (27,226)    (91,218)
Outstanding and exercisable at end of year  318,599       302,607     306,833

Weighted average exercise price:
  Granted                                     $ .75        $ 6.32      $ 7.77
  Exercised                                   $ -          $  -        $  -
  Canceled                                    $9.85        $17.43      $25.06
  Outstanding and exercisable at end of year  $8.76        $10.21      $13.72

     Information with respect to stock options outstanding and exercisable at November 30, 2003, is as follows:

                Options Outstanding and Exercisable
   Range of       Number Outstanding    Weighted Average       Weighted Average
Exercise Price       at 11/30/03     Remaining Life in Years     Exercise Price
--------------       -----------     -----------------------   ----------------
 $.75                   50,000                4.70                   $.75
 $3.72 - $10.50        158,228                1.48                  $5.59
 $10.92 - $27.93       110,373                1.19                  $1.94

    SFAS No. 123, amended by SFAS Statement No. 148, requires pro forma disclosure under the fair value method of net income and income per share when stock options are granted to employees and directors. An expense charge to earnings is required under the fair value method when stock options are granted to independent contractors. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Canterbury's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair weighted average value of options granted in each year and assumptions used in estimating fair value under the Black-Scholes model are as follows:

                                                  2003         2002         2001
                                                  ----         ----         ----

Estimated fair value of options granted        $24,990      $79,432     $372,590
                                               =======      =======     ========

Principal assumptions in applying
  the Black-Scholes valuation model:
      Expected life, in years                    2.50         2.50         2.50
      Risk-free interest rate                    1.86%        3.30%        3.55%
      Expected volatility                        1.00          .99         1.19
      Expected dividend yield                    0.00%        0.00%        0.00%

    The estimated weighted-average fair values at the grant date for stock option awards during Fiscal 2003, 2002 and 2001 were $0.50, $3.45, and $4.29 per option, respectively.

    For purposes of pro forma disclosures, the estimated fair value of options granted to employees and directors is amortized to expense over the options' vesting period. As discussed in Note 10, the executive officers of the Company received stock awards of 103,342 shares in Fiscal 2003. These stock awards had an estimated grant-date fair value of $39,000. An expense of $77,000 was recorded and charged to general and administrative expense in Fiscal 2003 based upon the intrinsic value of the stock awards under APB Opinion 25. Had compensation cost been determined based upon the fair value of stock and stock option awards at grant date consistent with SFAS No. 123, Canterbury's net income and income per share would have been reduced to the pro forma amounts indicated below:


                                       2003        2002               2001
                                       ----        ----               ----
Pro forma net loss:
  Net loss as reported            $(4,054,994)  $(2,017,851)   $(7,159,855)
  Add: stock-based
   compensation costs included
   in  reported net loss (net
   of tax effects of  $13,199
   for 2003)                           64,440          -              -
  Deduct: stock-based
   compensation costs under SFAS
   123 (net of tax effects of
   $21,695, $0, and $149,036,
   respectively)                      (42,114)         -          (223,554)
                                  -----------   -----------   -----------
  Pro forma net loss              $(4,032,668)  $(2,017,851)   $(7,383,409)
                                  ===========   ===========    ===========

Pro forma net loss per common
  share - basic and diluted
   Pro forma net loss per common
    share                              $(2.15)      $(1.16)        $(4.39)
   Net loss per common share -
    as reported                         (2.16)       (1.16)         (4.25)
   Pro forma shares unsed in
    calculation of pro forma loss
    per common share                1,876,300     1,742,500      1,682,800

    The Company granted 50,000 stock options to directors during the year ended November 30, 2003. There were no stock options granted to employees or directors during the year ended November 30, 2002. Therefore, no pro forma adjustment to earnings is reported for the year. The Company granted 23,000 stock options to independent contractors during the year ended November 30, 2002. This resulted in a $57,201 charge to general and administrative expense for the year ended November 30, 2002 based upon the Black Scholes estimated fair value of these grants that vested through year end. An additional $22,221 charge to general and administrative expense was recorded in Fiscal 2003 through the completion of the one-year vesting period.


13.  Stockholders' Equity
=============================

    In January 2002 the Company sold 6,697 shares of restricted common stock in a private placement to a non-affiliate. Total net proceeds were $15,000. During April and May 2002, the Company purchased 35,285 shares of its outstanding common stock for $250,323 and subsequently retired the purchased shares.


14.  Related Party Transactions
===============================

     During Fiscal 2001, certain officers and directors of the Company purchased a 33% stock ownership in a corporation that was previously a subsidiary of the Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. The Company holds note receivables in the amount of $3,760,098 from this corporation of which $3,636,000 pertains to notes originating on the November 1996 date of sale (see
Note 4). The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $322,000, $395,000 and $408,000 of interest income from these notes in Fiscal 2003, 2002 and 2001, respectively. During the fourth quarter of Fiscal 2003, a 22% owner of this corporation passed away. After his death, that corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this corporation.

     At November 30, 2003 and 2002, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000 and $3,641,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes.

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


15.  Advertising
===================

     The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $86,000, $201,000, and $287,000 for 2003, 2002, and 2001, respectively.


16.  Investment Impairment
=============================

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

     Other equity securities had a fair value of $0 at November 30, 2001, after impairment writedown. During the second quarter of Fiscal 2001, the Company recorded an impairment charge of $75,000 to writedown the value of these securities to $0. The Company did not realize any recovery of investment value in Fiscal 2003 and 2002 pertaining to the aforementioned Fiscal 2001 impairments.


17.  Discontinued Operations
=============================

   During the fourth quarter of Fiscal 2003, the Company discontinued the operation of its technical staffing segment (DMI/Canterbury). The significant decline in demand for contract, full and part-time technical employees due to the economic downturn in the technology sector over the past several years was the major cause for this action. There was no gain or loss realized on the abandonment of this business segment. Historical financial data for the fiscal years ended November 30:

                                            2003          2002         2001
                                            ----          ----         ----
Revenues                                  $398,850      $916,774    $1,474,855
Pretax income (loss)                        17,908       (64,877)     (258,438)

Assets and liabilities as of November 30, 2003 included in consolidated balance sheet:

     Net receivable                               $7,290
     Other assets                                    162
     Accounts payable and accrued expenses         1,710


18.  Unaudited Quarterly Financial Information
------------------------------------------------

                                                   2003


                         First       Second      Third       Fourth       Total
                         -----       ------      -----       -------      -----
Revenues              $4,517,682  $5,296,470  $8,242,226  $4,327,916  $22,384,294
Gross profit             562,594   1,457,261   1,217,582     602,720    3,840,157
Income (loss) from
  continuing
  operations            (987,279)     39,141    (217,970) (2,900,705)  (4,066,813)
Income (loss) from
  discontinued
  operations             (14,740)      1,314      22,465       2,780       11,819
Net income (loss)     (1,002,019)     40,455    (195,505) (2,897,925)  (4,054,994)

Earnings per share:

Basic and diluted:
   Income (loss) from
    continuing
    operations            $(.57)       $.02       $(.12)     $(1.41)      $(2.17)
   Income (loss) from
    discontinued
    operations             (.01)        -           .01         -            .01
                         ------       ------      ------    -------       ------
   Net income (loss)      $(.58)       $.02       $(.11)     $(1.41)      $(2.16)
                         =======      ======      =====     =======       ======


Weighted average shares
Basic and diluted      1,734,000   1,849,000   1,852,700   2,062,200    1,876,300

                                                   2002


                         First       Second      Third       Fourth       Total
                         -----       ------      -----       -------      -----
Revenues              $6,425,112  $9,384,925  $8,649,426  $5,573,184  $30,032,647
Gross profit           1,726,616   2,561,817   1,409,623   1,106,899    6,804,955
Income (loss) from
  continuing
  operations             100,948     375,985    (485,459) (1,935,436)  (1,943,962)
Loss from discontinued
  operations             (25,717)    (20,280)       (596)    (27,296)     (73,889)
Net income (loss)         75,231     355,705    (486,055) (1,962,732)  (2,017,851)

Earnings per share:

Basic and diluted:
  Income (loss) from
   continuing
   operations              $.06        $.21       $(.28)     $(1.11)      $(1.12)
  Loss from
   discontinued
   operations              (.02)       (.01)         -         (.01)        (.04)
                          -----         ----     -------    ---------     -------
  Net income (loss)
   per share               $.04        $.20        $(.28)    $(1.12)      $(1.16)
                          ======      =====       ======     ======       =======

Weighted average shares
Basic                  1,766,500   1,752,300   1,726,300   1,733,000    1,742,500
Diluted                1,774,500   1,772,100   1,726,300   1,733,000    1,742,500


                               SCHEDULE II

                   VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)



                                 Balance at    Charged to
                                Beginning of    Costs and   Deduction/      Balance at
Description                       Period        Expenses    Write-off      End of Period
------------------------------  ------------   ----------   -----------    --------------

Year ended November 30, 2001:      $194           $433        $175            $452
Accounts receivable allowances

Year ended November 30, 2002:      $452           $131        $200            $383
Accounts receivable allowances

Year ended November 30, 2003:      $383          $(106)         $6            $271
Accounts receivable allowances
