Form 10-Q
period 2004-02-29
CANTERBURY CONSULTING GROUP INC
filed 2004-04-13
CIK 794927

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549




                                   FORM 10-Q
                                   ---------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004
Commission File Number:      0-15588


                      CANTERBURY CONSULTING GROUP, INC.
        ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)


Pennsylvania                                                          23-2170505
-----------------------------                                  -----------------
(State of Incorporation)                                        (I.R.S. Employer
                                                                  Identification
                                                                            No.)


                                352 Stokes Road
                                    Suite 200
                             Medford, New Jersey 08055
                       (Address of principal executive office)

                        Telephone Number:  (609) 953-0044

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES   X       NO
               ---          ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES          NO  X
                                   ---             ----

The number of shares outstanding of the Registrant's common stock as of the date of the filing of this report 2,097,251 shares.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
---------------------------------
ITEM 1.  FINANCIAL STATEMENTS
==============================

                     CANTERBURY CONSULTING GROUP, INC.

                        CONSOLIDATED BALANCE SHEET
                     ----------------------------------

ASSETS
------

                                  February 29, 2004         November 30,
                                     (Unaudited)               2003
                                -----------------         --------------


Current Assets:


 Cash and cash equivalents             $1,365,263            $1,385,824
 Marketable securities                    300,000               300,000
 Accounts receivable, net of
   allowance for doubtful
   accounts of $267,000 and
   $271,000                             1,411,486             2,477,060
 Notes receivable - current
   portion                                293,370               287,845
 Prepaid expenses and other
   assets                                  48,027                93,311
 Inventory, principally finished
   goods, at cost                         151,485                92,599
                                      -----------           -----------
       Total Current Assets             3,569,631             4,636,639



Property and equipment at cost,
   net of accumulated depreciation
   of $1,171,000 and $1,093,000           531,352               604,449
Goodwill                                2,433,381             2,433,381
Deferred tax assets                       730,453               759,000
Notes receivable                        3,396,805             3,472,253
Other assets                               54,821                32,821
                                      -----------           -----------
      Total Assets                    $10,716,443           $11,938,543
                                      ===========           ===========


                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------




                                    February 29, 2004         November 30,
                                       (Unaudited)                2003
                                  -----------------          --------------

Current Liabilities:

  Accounts payable - trade            $   639,380           $   963,588
  Accrued expenses                        511,245               532,597
  Unearned revenue                        370,273               470,107
  Current portion, long-term debt         854,652               889,490
                                      -----------           -----------

      Total Current Liabilities         2,375,550             2,855,782

Long-term debt                             54,459                62,934

Subordinated convertible debt             355,000               355,000
                                      -----------           -----------
      Total Liabilities                 2,785,009             3,273,716
                                      -----------           -----------


Commitments and Contingencies


Stockholders' Equity:

  Common stock, $.001 par value,
   50,000,000 shares authorized;
   2,097,251 issued and outstanding         2,097                 2,097
  Additional paid-in capital           24,248,039            24,248,039
  Accumulated deficit                 (12,723,210)          (11,989,817)
  Notes receivable for common stock-
    related parties                    (3,595,492)           (3,595,492)
                                      -----------           -----------
      Total Stockholders' Equity        7,931,434             8,664,827
                                      -----------           -----------

      Total Liabilities and
       Stockholders' Equity           $10,716,443           $11,938,543
                                      ===========           ===========


                                   See Accompanying Notes

FORM 10-Q

                     CANTERBURY CONSULTING GROUP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three-Months Ended
                                    February 29, 2004    February 28, 2003
                                    -----------------    -----------------
                                        (Unaudited)         (Unaudited)

Service revenue                        $ 1,228,280          $ 2,640,791
Product revenue                          1,406,872            1,767,955
                                       -----------          -----------

     Total net revenue                   2,635,152            4,408,746

Service costs and expenses               1,013,664            2,329,623
Product costs and expenses               1,259,399            1,597,194
                                       -----------          -----------

  Total costs and expenses               2,273,063            3,926,817

Gross profit                               362,089              481,929

Selling                                    317,303              415,271
General and administrative                 802,752            1,368,611
                                       -----------          -----------

     Total operating expenses            1,120,055            1,783,882

Other income/(expense)
  Interest income                           67,517              142,844
  Interest expense                         (15,902)             (30,401)
  Other                                     11,662                  136
                                       -----------          -----------

  Total other income/(expense)              63,277              112,579

Loss from continuing operations
   before income taxes                    (694,689)          (1,189,374)

Income tax benefit                            -                (222,000)
                                       -----------          -----------

Loss from continuing operations           (694,689)            (967,374)
Loss from discontinued operations
   (net of income taxes of
   $0 and $(8,000))                        (38,704)             (34,645)
                                       -----------          -----------

Net loss                               $  (733,393)        $ (1,002,019)
                                       ===========         ============

Net loss per share and common
   share equivalents

 Basic and diluted:
   Loss from continuing operations           $(.33)               $(.56)
   Loss from discontinued operations         $(.02)               $(.02)
                                       -----------          -----------

   Net loss                                  $(.35)               $(.58)
                                       ===========          ===========

 Weighted average number of common
   shares - basic and diluted            2,097,200            1,734,000
                                       ===========          ===========




                               See Accompanying Notes

FORM 10-Q

                       CANTERBURY CONSULTING GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                    February 29, 2004    February 28, 2003
                                    -------------------  -----------------
                                        (Unaudited)         (Unaudited)

Operating activities:

 Net loss                                 $(733,393)        $(1,002,019)
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation and amortization              78,476             102,309
  Provision for losses on accounts
   receivable                                 7,500              12,994
  Deferred income taxes                      28,547            (212,553)
  401(k) contributions issued in stock         -                211,029
  Issuance of stock options to
   consultants for services                    -                 12,740
  Changes in operating assets,
   net of acquisitions
   Accounts receivable                    1,058,074             382,092
   Inventory                                (58,886)             42,468
   Prepaid expenses and other assets         45,284              53,580
   Other assets - non-current               (22,000)              2,415
   Accounts payable                        (324,208)            299,481
   Accrued expenses                         (21,352)            (55,940)
   Unearned revenue                         (99,834)            (24,570)
                                         ----------           ---------
 Net cash used in operating activities     ( 41,792)           (175,974)
                                         ----------           ---------

Investing activities:
 Capital expenditures, net                   (5,379)             (3,100)
 Proceeds from payments on
   notes receivable                          69,923             119,406
                                         ----------           ---------
 Net cash provided by investing
   activities                                64,544             116,306
                                         ----------            --------

Financing activities:
 Proceeds from payments on
  notes receivable for capital
  stock - related parties                      -                 45,314
 Principal payments on long
  term debt                                 (43,313)           (126,253)
                                          ----------           ---------
 Net cash used in financing
  activities                                (43,313)            (80,939)

Net decrease in cash                        (20,561)           (140,607)
Cash, beginning of period                 1,385,824             395,477
                                         ----------           ---------
Cash, end of period                      $1,365,263          $  254,870
                                         ==========          ==========


                              See Accompanying Notes
10-Q

CANTERBURY CONSULTING GROUP, INC.

Notes to Consolidated Financial Statements  (Unaudited)
------------------------------------------------------


1.  Operations and Summary of Significant Accounting Policies
=============================================================

Basis of Presentation
---------------------

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30, 2003. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

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

Service Revenue

     Service revenue is recognized when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured. Service revenues represent training and consulting services provided to customers under separate consulting and service contracts. Revenues from these contracts are recognized as services are rendered.

Statement of Cash Flows
-----------------------

     For purposes of the Statement of Cash Flows, cash refers solely to demand deposits with banks and cash on hand.

Marketable Securities
----------------------

     At February 29, 2004 and November 30, 2003, the Company held marketable securities comprised of a $300,000 investment in a long-term tax-exempt bond fund. The Company's marketable securities are classified as available-for-sale and are carried at fair market value. There were no unrealized gains or losses on marketable securities for the period ended February 29, 2004.

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

Notes Receivable
-----------------

     The carrying value of notes receivable is based upon their principal amounts as of February 29, 2004 and November 30, 2003. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.

Inventories
-----------

     Inventories are stated at the lower of cost or market utilizing a first-in, first-out method of determining cost.

Depreciation and Amortization
--------------------------------

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

     The following estimated useful lives are used:

     Building and improvements          7 years
     Equipment                     3 to 5 years
     Furniture and fixtures        5 to 7 years

Income Taxes
-------------

     Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances to amounts that are more likely than not to be realized. No income tax benefit was recorded for the period ended February 29, 2004 as there was a 100% valuation allowance booked against the current period loss.

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

     As of March 2004, all Canterbury operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues were generated in these two geographic regions.

     For the quarter ended February 29, 2004, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 49% of this segment's revenue and 26% of consolidated revenue. If this contract is not renegotiated or extended in 2004, USC/Canterbury would not have access to sell into the City of Baltimore.
A decision from the City is expected in April 2004. A second group of customers, from a county in Virginia, accounted for 33% of the revenues in the reseller segment and 17% of consolidated revenues for the year. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed in 2004. One vendor represented 50% of the product cost in this segment and 28% of consolidated costs. Another major vendor represented 24% and 13% of segment and consolidated costs and expenses, respectively. For the quarter ended February 29, 2004, one Usertech/Canterbury customer accounted for 26% of service revenue and 12% of total revenue.

     For the quarter ended February 28, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment).
Total purchases under this contract represented 68% of this segment's revenue and 26% of consolidated revenue. A second group of customers, from a county in Virginia, accounted for 14% of revenues in the reseller segment. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. Approximately 70% of this revenue could be purchased under the Virginia state contract if the Baltimore contract is not renewed.
Fair Value of Financial Instruments
------------------------------------

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value.

Reclassifications
-----------------

     Certain reclassifications have been made to prior years' balances in order to conform to current presentations.


2.  Segment Reporting
======================

     The Company is organized into two operating segments and the corporate office. The operating segments are training and consulting and value added hardware reseller. A third segment, software development, was discontinued as of March 2004 and as such is reported as a discontinued operation as of February 29, 2004. A fourth segment, technical staffing, was discontinued during the fourth quarter of Fiscal 2003. All historical information for the software development and technical staffing segment has been omitted from the segment presentation below. Summarized financial information for the three months ended February 29, 2004 and February 28, 2003, for each segment, is as follows:

                   Training      Value Added
                     and         Hardware
2004              Consulting     Reseller        Corporate       Total
------------   -------------    -----------      ---------   ----------
Revenues          $1,228,280    $1,406,872       $     -       $2,635,152
(Loss) income
   before taxes     (370,145)        1,499         (326,043)     (694,689)
Assets             3,152,283     1,139,687        6,289,998    10,581,968
Interest income           24          -              67,493        67,517
Interest expense      15,807            95             -           15,902
Depreciation and
   amortization       70,082         1,484            6,910        78,476



                   Training      Value Added
                     and         Hardware
2003              Consulting     Reseller         Corporate       Total
------              ----------   -----------     ------------ ---------
Revenues          $2,640,791    $1,767,955        $     -       $4,408,746
(Loss) income
   before taxes     (796,035)      (31,489)         (361,850)   (1,189,374)
Assets             5,769,204     1,262,013        10,817,257    17,848,474
Interest income          214          -              142,630       142,844
Interest expense      16,681           270            13,450        30,401
Depreciation and
   amortization       88,875         4,312             5,972        99,159


3.  Notes Receivable
====================

     During September, 2003, the Company received $2,295,327 representing the remaining principal balance plus accrued interest for a note which was received in November 1995 as part of the consideration for the sale of a former subsidiary. The Company was scheduled to receive monthly payments of $33,975 inclusive of interest at 7.79% per year through November 2005 and a balloon payment of $1,707,000 in December 2005. In conjunction with this prepayment, the Company issued 145,000 shares of restricted common stock to consultants for services rendered in this transaction valued at fair market value.

     In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,690,175 at February 29, 2004. These notes have interest terms that average 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at February 29, 2004 and November 30, 2003.

     The company has received all scheduled monthly installments for notes receivable outstanding as of February 29, 2004.

4.  Property and Equipment
==========================

     Property and equipment, which is recorded at cost, consists of the following:


                                    February 29, 2004     November 30, 2003
                                    -----------------     -----------------

Machinery and equipment               $1,440,253            $1,434,874
Furniture and fixtures                   225,230               225,230
Leased property under capital
   leases and leasehold improvements      37,242                37,242
                                      ----------            ----------
                                       1,702,725             1,697,346
Less: Accumulated depreciation        (1,171,373)           (1,092,897)
                                      ----------            ----------
     Net property and equipment      $   531,352           $   604,449
                                     ===========           ===========


     Accumulated depreciation of leased property under capital leases at February 29, 2004 amounted to $8,000.


5.  Long-Term Debt
====================


                                    February 29, 2004     November 30, 2003
                                    -----------------     -----------------

Long-term obligations consist of:
   Note payable for acquisition         $800,000              $800,000
   Capital lease obligations              31,242                34,589
   Notes payable - equipment              77,869               117,835
                                      ----------            ----------
                                         909,111               952,424
Less:  Current maturities               (854,652)             (889,490)
                                      ----------            ----------

                                        $ 54,459            $   62,934
                                      ==========            ==========

     In February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and matures on May 1, 2005. As of February 29, 2004 the line of credit was unused. Total credit available under the agreement, subject to the carrying value of accounts receivable and inventory collateral amounted to $1,235,000 at February 29, 2004.

     The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of February 29, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement.

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal payment of the note payable to Ceridian, as well as accrued interest of $56,000 due on September 28, 2003, as the damages sought far outweigh the note payable to them. The disputed $800,000 is classified as part of the current portion of long-term debt as of February 29, 2004.

     In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At February 29, 2004, the note payable had an outstanding balance of $24,608.

     Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are $832,000 in 2004; $17,000 in 2005; and $15,000 in
2006, and $8,000 in 2007.

     The carrying value of the long-term debt approximates its fair value.


6.  Capital Leases
==================

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2006. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16% at their inception is as follows at February 29, 2004:

Total minimum lease payments through November 30, 2004              $12,327
Total minimum lease payments through November 30, 2005               16,436
Total minimum lease payments through November 30, 2006                9,588
                                                                    -------
Total minimum lease payments                                         38,351
Less amount representing interest                                    (7,109)
                                                                    -------
Present value of long-term obligations under capital leases         $31,242
                                                                    =======


7.     Related Party Transactions
==================================

     During Fiscal 2001, certain officers and directors of the Company purchased a 33% stock ownership in a corporation that was previously a subsidiary of the Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. The Company holds note receivables in the amount of $3,690,175 from this corporation of which $3,636,000 pertains to notes originating on the November 1996 date of sale. The Company maintained the same level of security interest protection and the same debt amortization schedule. During the fourth quarter of Fiscal 2003, a 22% owner of this corporation passed away. After his death, that corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this corporation.

     At February 29, 2004 and November 30, 2003, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes. On
July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity to the recipients for all of Fiscal 2002.


8.  Discontinued Operations
===========================

     During March 2004, the Company entered into negotiations to sell ATM/Canterbury back to the original owner. If finalized, Canterbury would sell 100% of the stock in ATM/Canterbury in exchange for 25,000 shares of Canterbury common stock, which the owner had retained from the original transaction in 1997. The proposed transaction would be effective as of March 3, 2004. As of this date, the Company was still in the process of negotiating final contract language.

     The Company's decision to sell ATM/Canterbury was based on the lack of demand for their products by existing customers; the inability to increase sales to new customers and the Company's desire to focus on its training and consulting segment and its value added reseller segment. The Company estimates that it will record a loss on the sale of approximately $20,000 in the second quarter.

     Historical financial data for ATM/Canterbury for the three months ended February 29, 2004 and February 28, 2003:


                                February 29, 2004           February 28, 2003
                                -----------------           -----------------
        Revenues                      $58,866                   $108,954
        Pretax loss                   (38,704)                   (24,506)

     Assets and liabilities of ATM/Canterbury as of February 29, 2004 included in the consolidated balance sheet:

        Net receivable                          $6,210
        Net equipment                           83,717
        Other assets                             2,706
        Accounts payable and accrued expenses   17,844
        Note payable                            17,260

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

     Historical financial data for DMI/Canterbury for the three months ended February 28, 2003:


                                February 28, 2003
                                -------------------
        Revenues                     $150,679
        Pretax loss                   (18,140)

Assets and liabilities for DMI/Canterbury as of November 30, 2003 included in the consolidated balance sheet:

        Net receivable                          $7,290
        Other assets                               162
        Accounts payable and accrued expenses    1,710


ITEM 2.     MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS
===========================================================================


Cautionary Statement
--------------------

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

Risk Factors That Relate To Our Business
----------------------------------------

     Uncertain economic conditions continue to affect many of our customers' businesses and many clients continue to delay and reduce their purchases of training services, software, hardware and consulting. The Company's recovery from the past several years of economic downturn continues to lag behind the current economic recovery.

Delay Or Inability To Return To Positive Operating Cash Flow
     While the Company has taken significant steps to reduce fixed costs and increase revenue, a significant delay in returning to positive operating cash flow could adversely effect our liquidity and ability to conduct business.
The Company reduced payroll expense and facility leases significantly during Fiscal 2003. Four facilities were closed and two more were greatly downsized, as management introduced a more flexible cost model into the business. Annual rent and occupancy expense were reduced by over $1,000,000 from the beginning of Fiscal 2003 to the beginning of Fiscal 2004. Over sixty employees were eliminated in several workforce reductions during 2003. Even with these cost reductions, revenues must increase in Fiscal 2004 over Fiscal 2003 in order to achieve positive operating profit and cash flows. The newly formed sales subsidiary, Canterbury Corporate University must increase sales pipeline activity in the near term to positively impact reported revenues for the training and consulting segment. If this does not occur it could negatively effect our operating cash flow.

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

Competition
     If our customers choose to purchase goods and/or services from new or existing competitors, it could have a material adverse effect on our operating results and stock price.

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

Dependency on Key Personnel
     If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results. Our success depends on the continued employment of our senior executives and managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse effect on our operations. Sales and delivery staff are vital to ongoing customer relations and satisfaction. A significant portion of our consolidated revenue is service oriented (47% in the first quarter of Fiscal 2004). As such the loss of key personnel could have a negative impact on our ability to deliver and service our clients.
As the economy improves, it will become more difficult to retain existing employees and attract new recruits due to the fact that they have more employment options available to them.

Municipal Budget Constraints
     USC/Canterbury, our value added hardware reseller, does a significant amount of business with the states of Maryland and Virginia (82% of this segments total revenue for the quarter ended February 29, 2004). Lower tax revenues in these states have reduced the amount of funding for technology purchases recently and this trend could continue. If this trend does continue, it could have a material adverse effect on this segment's operating results. This segment has been the most profitable segment for the Company since Fiscal 2000, and its ongoing contribution to revenue and profits is vital to the Company's future.

Pending City of Baltimore Contract
     USC/Canterbury is a bidder on an eight-year hardware procurement contract with the City of Baltimore. The decision by the City is currently pending and is expected during the second quarter of Fiscal 2004. If USC/Canterbury, the incumbent vendor, is not awarded this contract it could have a material adverse effect on the operating results of the value added hardware reseller segment and the Company.

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

Ongoing Collection of Notes Receivable With A Related Party
     A significant portion of the Company's assets and tangible net worth is represented by notes receivable with a related party. To date there have been no collection issues with the notes. However, if the related party experiences a significant downturn in operating cash flow or becomes insolvent the collectibility of the notes would be in jeopardy and could have a material adverse effect on the Company's asset base and tangible net worth.

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

Overview
--------

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


Liquidity and Capital Resources
--------------------------------

     Working capital at February 29, 2004 was $1,194,000 which was $587,000 lower than November 30, 2003. The lower revenue volume during the quarter caused a reduction in accounts receivable of $1,066,000. It is anticipated that consolidated accounts receivables will increase in subsequent periods as a result of higher sales volume. Offsetting this reduction in receivables was a corresponding reduction in accounts payable ($325,000) and unearned revenue ($100,000). The balance has continued to shrink as the Company has downsized in recent months, and overall business activity has declined.

     In February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and matures on May 1, 2005. As of February 29, 2004 the line of credit was unused. Total credit available under the agreement, subject to the carrying value of accounts receivable and inventory collateral amounted to $1,235,000 at February 29, 2004.

     The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of February 29, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement.

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. Ceridian Corporation has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian is claiming breach of a sublease agreement by Canterbury for office space ($76,000) and acceleration of a note payable of $800,000. Canterbury has denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome for Canterbury. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal payment of the note payable to Ceridian, as well as accrued interest of $56,000 due on September 28, 2003, as the damages sought far outweigh the note payable to them. The disputed $800,000 is classified as part of the current portion of long-term debt as of February 29, 2004.

     Cash flow used in operating activities for the quarter ended February 29, 2004 was $(42,000) an improvement of $134,000 over the same three month period in Fiscal 2003. Significant revenue declines in all operating segments contributed to the loss. Total assets declined by $1,222,000 from November 30, 2003 while total liabilities were reduced by $489,000. The Company's current ratio was 1.50:1.00 versus 1.62:1.00 at November 30, 2003.

     Management believes that the Company will have sufficient funds to cover cash flow requirements for Fiscal 2004 as a result of significant reductions in fixed operating costs, its satisfactory balance sheet, its ability to borrow from its revolving line of credit and ongoing collection from its note receivable. Management anticipates that the recent significant reduction in fixed expenses if coupled with substantially improved sales activity could permit the Company to return to a positive operating cash flow position in the future. There was no material commitment for capital expenditures as of February 29, 2004. Inflation was not a significant factor in the Company's financial statements.


RESULTS OF OPERATIONS
=====================

Revenues
---------
     Consolidated revenues decreased by $1,774,000 (40%) in the first three months of Fiscal 2004 as compared to the same period in 2003. This overall reduction was the result of an across the board revenue decease in all operating segments of the Company. The training and consulting segment recorded a decline in revenues of $1,413,000 (53%). The value added hardware reseller segment saw revenues decline by $361,000 (20%). Software development revenues for Fiscal 2004 and 2003 have been excluded given that this segment has been classified as a discontinued operation as of February 29, 2004. Technical staffing revenues are no longer being reported due to its classification as a discontinued operating segment effective as of the fourth quarter of Fiscal 2003.

     The downward trend in consolidated revenues continued through the first quarter of Fiscal 2004. Technology spending by many customers has been reduced, delayed or eliminated. The significant reduction in Company revenues had forced drastic changes to the cost structure of the organization during Fiscal 2003. While delivery and support costs have been greatly reduced through consolidation of facilities and elimination of under-utilized personnel, the Company will attempt to invest further into sales and marketing in order to take advantage of sales opportunities as the economy begins to improve.

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

     During the fourth quarter of Fiscal 2003, the Company made the decision to exit the open enrollment public computer training segment that was part of CALC/Canterbury's offerings for the past twenty years. The high fixed cost of delivery was too much to sustain in relationship to the amount of revenue being generated. By exiting this training delivery methodology, there will be an anticipated decline in instructor-led computer training revenues for Fiscal 2004. Reduced capacity, reduced marketing emphasis, and alternative delivery options will all contribute to the projected decline. CALC/Canterbury will continue to offer private and general admission classes at its two training facilities (New York City and Parsippany, New Jersey) as well as room rentals. There will be more emphasis on offering private training at the clients' locations. This planned exit from the scheduled open enrollment public training segment was done in order to reduce the high fixed cost associated with its delivery and introduce more variability to the cost structure of our training business.

     In the value added hardware reseller segment, budget constraints in state and local municipalities had a negative impact on technology spending during 2003 and the early part of Fiscal 2004. While this segment was among the last to feel the impact of the recent economic downturn, it will also take longer to recover based on projected tax revenues flowing into state and local budgets and then finally into capital expenditures. The $361,000 reduction in revenues for the first three months of Fiscal 2004 as compared to 2003 is due primarily to reduced pricing for most computer hardware products. While it is difficult to pinpoint the precise decline in the cost and sales price of the specific computer hardware sold by this segment over the past year, it is safe to estimate that prices have dropped anywhere from 20% to 30%. If this is the case, most, if not all of the decline in revenue for the first quarter of Fiscal 2004 can be attributed to a lower sales price on approximately the same unit volume. This trend may continue for the balance of Fiscal 2004.

     It is management's intent to more fully integrate the sales team from the training and consulting segment with the value added hardware reseller segment. Product profiles are being shared between the two groups and the Company anticipates the efforts of these two sales organizations will become more integrated during Fiscal 2004.

     It is projected that the majority of product to be sold in Fiscal 2004 may be Hewlett Packard/Compaq hardware. When Hewlett Packard/Compaq moves toward an agent model with their resellers, USC/Canterbury would be paid an agent fee which approximates the current gross profit from each sale. This may greatly reduce the reported revenue in this segment. The manufacturer would record the revenue and hold the accounts receivable with the client. This possible change in business flow has not happened to date, but it is possible that the migration to the agent model will begin in the second quarter of Fiscal 2004, and may then become more significant during the second half of the year.

     The value added hardware reseller segment has always had very high client revenue concentration. In the first quarter of Fiscal 2004 two groups of clients accounted for 82% of the revenue in this segment. There is obvious risk associated with this very high customer concentration. See Footnote 1, Concentration of Risk, for more details on this topic. USC/Canterbury is currently making a concerted effort to diversify its revenue mix. Certain sales representatives have been given responsibility, through quotas, to penetrate the commercial market in the Baltimore/Washington area. New strategic relationships have been formed with several manufacturers to increase product offerings and reduce dependency on Hewlett Packard/Compaq. Management believes that there is still a significant amount of uncertainty regarding future revenues from the value added hardware reseller segment for Fiscal 2004.

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

Costs and Expenses
-------------------
     Total costs and expenses decreased by $1,654,000 (42%) in the first three months of Fiscal 2004 versus the same period in Fiscal 2003. The decrease was due to reduced sales volume in both product and service revenues, as well as the significant reduction in fixed costs which were eliminated in the fourth quarter of Fiscal 2003. Overall gross profit increased to 14% from 11% in Fiscal 2003. Service gross profit improved to 17% in Fiscal 2004 from 12% in the previous year's first quarter. Product gross profit was approximately 10% for the first quarters of Fiscal 2004 and 2003. Currently the biggest problem regarding gross profit is sales volume. The absolute dollar contribution must increase to cover operating costs and show a profit.

     Product margins were negatively effected by several factors. Continued weakness in technology spending forced margins lower as many suppliers competed for the same business. Manufacturers continued to eliminate reseller incentives as the products they were offering became more commoditized. The Company is currently partnering with several new hardware and software manufacturers who have specialized products that command higher profit margins. These types of relationships could become more important for the future as downward pressure continues on margins for personal computers, printers and servers. Management anticipates that gross margins for product sales will remain in the 10% range for the balance of Fiscal 2004.

     While overall costs and expenses have been reduced through reductions in long-term lease commitments and several workforce reductions, the challenge the Company faces now is to increase revenues beyond breakeven levels and reap the benefits that the leverage of reduced overhead and fixed costs will provide. This is borne out by the fact that the training and consulting segment reported a 42% improvement in gross profit percentage (from 12% to 17%) on a 53% decline in revenues.

     When, and if, revenues increase, more profit is attainable due to the fact that the fixed cost component has been drastically reduced and a larger portion of the delivery expense will be variable in nature. However, if sales increase significantly in the short term, the Company risks having insufficient resources to deliver services due to reduced manpower and facility capacity. The Company will need to contract for part-time consultants and acquire additional space through short-term rentals in order to meet client demand, which is possible, but would be more expensive to implement.

     Selling expense decreased by $98,000 (24%) in the first quarter of Fiscal 2004 as compared to the previous year. Personnel expense (salaries, bonuses, commissions and payroll burden) decrease of $90,000 was the biggest component of the reduction. There were less sales and marketing staff during Fiscal 2004 as non-productive sales representatives were terminated during the end of Fiscal 2003. The Company is actively searching additional sales personnel and is currently recruiting in several markets throughout the country, including New York City.

     General and administrative expense was reduced by $338,000 (21%) due primarily to significant reductions in administrative and support staff as part of the workforce reduction discussed previously.

     Interest income decreased by $75,000 (52%) in the first quarter of Fiscal 2004 as compared to the same three months in the previous year. The prepayment of the note receivable from the sale of a former subsidiary in September 2003 and the $500,000 reduction in the demand note and accompanying reduction in the interest rate with a related party in early 2003 were the primary reasons for the decrease. Total notes receivable decreased by approximately $3,200,000 in the twelve-month period ending February 29, 2004.

     Interest expense was reduced by $14,000 (47%) in the first quarter of Fiscal 2004 versus Fiscal 2003. Reduced borrowings on the revolving line of credit and the payoff of the remaining term debt ($800,000) with the primary lender were the major reasons for the reduction.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
===================================================================

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


ITEM 4.  CONTROLS AND PROCEDURES
================================

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


PART II - OTHER INFORMATION
=========================================

Item 1     Legal Proceedings - None

Item 2     Changes in Securities - None

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Stock Holders - None

Item 5     Other Information - None

Item 6     Exhibits and Reports on Form 8-K
           (a)  Exhibits:
         Exhibit 31         Certification Pursuant to Section 302 of the
                              Sarbanes-Oxley Act-Kevin J. McAndrew
         Exhibit 32         Certification Pursuant to Section 906 of the
                              Sarbanes-Oxley Act. - Kevin J. McAndrew

            (b)Reports on Form 8-K:
                 On December 8, 2003, the Company filed a Current Report on Form 8-K dated November 17, 2003 to disclose, under Item 5, the Company's exit from the public classroom portion of its information technology training business. The Form 8-K also included, under Item 7, a press release with respect to the event disclosed.

                    CANTERBURY CONSULTING GROUP, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CANTERBURY CONSULTING GROUP, INC.
                                -----------------------------------
                                (Registrant)

                                By/s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                President and Chief Executive Officer


                                By: /s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                Chief Financial Officer
April 13, 2004