Form 10-Q
period 2004-05-31
CANTERBURY CONSULTING GROUP INC
filed 2004-07-12
CIK 794927

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2004
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

The number of shares outstanding of the Registrant's common stock as of the date of the filing of this report 1,967,251 shares.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION
---------------------------------
ITEM 1.  FINANCIAL STATEMENTS
==============================

                     CANTERBURY CONSULTING GROUP, INC.

                        CONSOLIDATED BALANCE SHEET





                     ----------------------------------

ASSETS
------

                                     May 31, 2004           November 30,
                                     (Unaudited)                2003
                                -----------------          --------------


Current Assets:


 Cash and cash equivalents             $1,145,658            $1,385,824
 Marketable securities                    100,000               300,000
 Accounts receivable, net of
   allowance for doubtful
   accounts of $222,000 and
   $271,000                             1,695,568             2,477,060
 Notes receivable - current
   portion                                293,370               287,845
 Prepaid expenses and other
   assets                                  80,832                93,311
 Inventory, principally finished
   goods, at cost                          51,706                92,599
                                      -----------           -----------
       Total Current Assets             3,367,134             4,636,639


Property and equipment at cost,
   net of accumulated depreciation
   of $1,116,000 and $1,093,000           384,785               604,449
Goodwill                                2,433,381             2,433,381
Deferred tax assets                       746,191               759,000
Notes receivable                        3,325,541             3,472,253
Other assets                               52,780                32,821
                                      -----------           -----------
       Total Assets                   $10,309,812           $11,938,543
                                      ===========           ===========


                               See Accompanying Notes

FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


                                       May 31, 2004          November 30,
                                       (Unaudited)              2003
                                  -----------------        --------------

Current Liabilities:

  Accounts payable - trade            $   326,706           $   963,588
  Accrued expenses                        474,436               532,597
  Unearned revenue                        419,650               470,107
  Current portion, long-term debt         821,675               889,490
                                      -----------           -----------

      Total Current Liabilities         2,042,467             2,855,782

Long-term debt                            340,755                62,934

Subordinated convertible debt             355,000               355,000
                                      -----------           -----------
      Total Liabilities                 2,738,222             3,273,716
                                      -----------           -----------


Commitments and Contingencies


Stockholders' Equity:

  Common stock, $.001 par value,
   50,000,000 shares authorized;
   2,072,251 and 2,097,251 issued
   and outstanding                          2,072                 2,097
  Additional paid-in capital           24,196,814            24,248,039
  Accumulated deficit                 (13,031,804)          (11,989,817)
  Notes receivable for common stock-
    related parties                    (3,595,492)           (3,595,492)
                                      -----------           -----------
      Total Stockholders' Equity        7,571,590             8,664,827
                                      -----------           -----------

      Total Liabilities and

       Stockholders' Equity           $10,309,812           $11,938,543
                                      ===========           ===========

                                   See Accompanying Notes

FORM 10-Q
                        CANTERBURY CONSULTING GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three-Months Ended May 31,        Six-Months Ended May 31,
                                        2004               2003              2004           2003
                                       -----               ----             -----           ----
                                     (Unaudited)        (Unaudited)      (Unaudited)     (Unaudited)

Service revenue                      $ 1,858,061       $ 3,074,861      $ 3,086,341     $ 5,715,652
Product revenue                        1,530,498         2,125,876        2,937,370       3,893,831
                                     -----------       -----------      -----------     -----------

   Total net revenue                   3,388,559         5,200,737        6,023,711       9,609,483

Service costs and expenses             1,217,361         2,002,321        2,231,025       4,331,944
Product costs and expenses             1,344,812         1,810,649        2,604,211       3,407,843
                                     -----------       -----------      -----------      ----------

   Total costs and expenses            2,562,173         3,812,970        4,835,236       7,739,787

Gross profit                             826,386         1,387,767        1,188,475       1,869,696

Selling                                  408,000           389,247          725,303         804,518
General and administrative               771,210         1,004,022        1,573,962       2,372,633
                                     -----------       -----------      -----------     -----------

   Total operating expenses            1,179,210         1,393,269        2,299,265       3,177,151

Other income/(expense)
 Interest income                          66,149           128,467          133,666         271,311
 Interest expense                        (24,116)          (30,549)         (40,018)        (60,950)
 Other                                    11,391             1,810           23,053           1,946
                                     -----------       ------------     -----------      ----------

   Total other income/(expense)           53,424            99,728          116,701         212,307


(Loss)/income from continuing
 operations before income taxes         (299,400)          94,226          (994,089)     (1,095,148)

Income tax (benefit)/provision              -              32,000              -           (190,000)
                                     -----------       -----------      -----------      -----------

(Loss)/income from continuing
 operations                             (299,400)          62,226          (994,089)       (905,148)
Loss from discontinuing operations
 (net of income taxes of $0,
 $(5,000), $0 and $(13,000))              (9,194)         (21,771)          (47,898)        (56,416)
                                     -----------       ----------       -----------     -----------
Net (loss)/income                  $    (308,594)      $   40,455       $(1,041,987)     $ (961,564)
                                   =============       ==========       ===========     ===========

Net (loss)/income per share
  and common share equivalents

  Basic and diluted:
   (Loss)/income from
     continuing operations                 $(.15)            $ .03            $(.48)          $(.51)
   Loss from discontinuing
     operations                              -                (.01)            (.02)           (.03)
                                     -----------       -----------      -----------     -----------

   Net (loss)/income                       $(.15)            $ .02            $(.50)          $(.54)
                                   =============       ===========      ===========      ==========

  Weighted average number
   of common shares - basic
   and diluted                         2,090,000         1,849,000        2,093,500       1,791,600
                                   =============       ===========     ============      ==========




                               See Accompanying Notes


FORM 10-Q
                       CANTERBURY CONSULTING GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

                                        May 31, 2004       May 31, 2003
                                    -------------------  -----------------
                                        (Unaudited)         (Unaudited)
Operating activities:

 Net loss                               $(1,041,987)          $(961,564)
 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation and amortization             147,376             197,594
  Provision for losses on accounts
   receivable                                13,000             (25,476)
  Deferred income taxes                      12,809            (182,461)
  401(k) contributions issued in stock         -                211,029
  Loss on sale of subsidiary                  9,194                -
  Issuance of stock options to
   consultants for services                    -                 12,740
  Changes in operating assets,
   Accounts receivable                      792,321            (132,842)
   Inventory                                 40,893            (493,735)
   Prepaid expenses and other assets         17,411               7,242
   Other assets - non-current               (19,959)              2,415
   Accounts payable                        (636,881)            992,750
   Accrued expenses                         (58,161)           (334,701)
   Unearned revenue                         (50,457)           (105,748)
                                         ----------           ---------
 Net cash used in operating activities     (774,441)           (812,757)
                                         ----------           ---------

Investing activities:
Proceeds from redemption of
  marketable securities                     200,000                -
 Capital expenditures, net                  (11,986)            (26,808)
 Proceeds from payments on
   notes receivable                         136,255             741,468
                                         ----------           ---------
 Net cash provided by investing
   activities                               324,269             714,660
                                         ----------            --------

Financing activities:
Proceeds from payments on
  notes receivable for capital
  stock - related parties                      -                 45,315
 Principal payments on long
  term debt                                 (89,994)           (245,579)
 Proceeds from line of credit               300,000                -
                                          ----------           ---------
 Net cash provided by/(used in)
  financing activities                      210,006            (200,264)

Net decrease in cash                       (240,166)           (298,361)
Cash, beginning of period                 1,385,824             395,477
                                         ----------           ---------
Cash, end of period                      $1,145,658          $   97,116
                                         ==========          ==========


Non Cash Transaction:
     During the second quarter of Fiscal 2004, the Company sold
ATM/Canterbury to its previous owner. The Company received and retired 25,000 shares of its common stock in exchange for 100% of the common stock of ATM/Canterbury.

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

Description of Business
-----------------------

     Canterbury Consulting Group, Inc. provides broad based information technology, management consulting services and training to both corporate and government clients. Canterbury's mandate is to become an integral part of its clients' management and technical infrastructure, designing and applying the best products and services to help them achieve a competitive advantage.

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

Marketable Securities
----------------------

     At May 31, 2004 and November 30, 2003, the Company held marketable securities comprised of $100,000 and $300,000 investment, respectively, in a long-term tax-exempt bond fund. The Company's marketable securities are classified as available-for-sale and are carried at fair market value. There were no unrealized gains or losses on marketable securities for the period ended May 31, 2004.

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

Notes Receivable
-----------------

     The carrying value of notes receivable is based upon their principal amounts as of May 31, 2004 and November 30, 2003. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.

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

     The following estimated useful lives are used:

     Building and improvements          7 years
     Equipment                     3 to 5 years
     Furniture and fixtures        5 to 7 years

Income Taxes
-------------

     Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances to amounts that are more likely than not to be realized. No income tax benefit was recorded for the three or six-month period ended May 31, 2004 as there was a 100% valuation allowance booked against the current period loss.

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

     As of March 2004, all Canterbury operating subsidiaries were headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues were generated in these two geographic regions.

     For the three and six months ended May 31, 2004, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 52% of this segment's revenue and 25% of consolidated revenue for the three-month period ended May 31, 2004. Total purchases under this contract represented 51% of this segment's revenue and 25% of consolidated revenue for the six-month period.

     During April, 2004 USC/Canterbury was awarded the contract, along with one other vendor, to provide the City of Baltimore with Hewlett Packard hardware. The contract is for three years with five one-year options by the City of Baltimore. A second group of customers, from a county in Virginia, accounted for 25% of the revenues in the reseller segment and 12% of consolidated revenues for the first six months of Fiscal 2004. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. For the quarter ended May 31, 2004, this group of customers accounted for 23% of revenues in this segment and 11% of consolidated revenues. For the quarter ended May 31, 2004, one Usertech/Canterbury customer accounted for 16% of service revenue and 9% of total revenue.

     One vendor represented 50% of the product cost in the Value Added Reseller Segment and 28% of consolidated costs for the first six months of Fiscal 2004. Another major vendor represented 24% and 13% of segment and consolidated costs and expenses, respectively.

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


2.  Segment Reporting
======================

     The Company is organized into two operating segments and the corporate office. The operating segments are training and consulting and value added hardware reseller. A third segment, software development, was discontinued as of March 2004 and as such is reported as a discontinued operation as of February 29, 2004. A fourth segment, technical staffing, was discontinued during the fourth quarter of Fiscal 2003. All historical information for the software development and technical staffing segment has been omitted from the segment presentation below. Summarized financial information for the three and six months ended May 31, 2004 and May 31, 2003, for each segment, is as follows:

For the six months ended May 31,

                   Training      Value Added
                     and         Hardware
2004              Consulting     Reseller        Corporate       Total
------------   -------------    -----------      ---------   ----------
Revenues          $3,086,341    $2,937,370       $     -       $6,023,711
(Loss) income
   before taxes     (340,972)        7,020         (660,137)     (994,089)
Assets             3,897,936       663,371        5,748,505    10,309,812
Interest income           31          -             133,635       133,666
Interest expense      31,970         1,137            6,911        40,018
Depreciation and
   amortization      130,588         2,968           13,820       147,376




                   Training      Value Added
                     and         Hardware
2003              Consulting     Reseller         Corporate       Total
------------   -------------    -----------      ------------  -----------
Revenues          $5,715,652    $3,893,831        $      -      $9,609,483

(Loss)/income
   before taxes     (662,600)      160,105           (592,653)  (1,095,148)
Assets             5,739,561     2,262,148         10,051,520   18,053,229
Interest income          214          -               271,097      271,311
Interest expense      32,419           527             28,004       60,950
Depreciation and
   amortization      170,232         9,582             11,940      191,754


For the three months ended May, 31,

                   Training      Value Added
                     and         Hardware
2004              Consulting     Reseller        Corporate       Total
------------   -------------    -----------      ---------   ----------
Revenues          $1,858,061    $1,530,498       $     -       $3,388,559
Income/(loss)
   before taxes       29,173         5,521         (334,094)     (299,400)
Assets             3,897,936       663,371        5,748,505    10,309,812
Interest income            7          -              66,142        66,149
Interest expense      16,163         1,042            6,911        24,116
Depreciation and
   amortization       60,506         1,484            6,910        68,900





                   Training      Value Added
                     and         Hardware
2003              Consulting     Reseller         Corporate       Total
------              ----------   -----------     ------------ -------------
Revenues          $3,074,861    $2,125,876       $      -      $ 5,200,737
Income/loss
   before taxes      159,882       165,148          (230,804)       94,226
Assets             5,739,561     2,262,148        10,051,520    18,053,229
Interest income                       -              128,467       128,467
Interest expense      15,671           257            14,621        30,549
Depreciation and
   amortization       81,357         5,270             5,968        92,595


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

     In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,618,911 at May 31, 2004. These notes have interest terms that average 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at May 31, 2004 and November 30, 2003.

     The company has received all scheduled monthly installments for notes receivable outstanding as of May 31, 2004.


4.  Property and Equipment
==========================

     Property and equipment, which is recorded at cost, consists of the following:

                                     May 31, 2004         November 30, 2003
                                    -----------------     -----------------

Machinery and equipment               $1,238,733            $1,434,874
Furniture and fixtures                   225,230               225,230
Leased property under capital
   leases and leasehold improvements      37,242                37,242
                                      ----------            ----------
                                       1,501,205             1,697,346
Less: Accumulated depreciation        (1,116,420)           (1,092,897)
                                      ----------            ----------
     Net property and equipment      $   384,785           $   604,449
                                     ===========           ===========

     Accumulated depreciation of leased property under capital leases at May 31, 2004 amounted to $9,000.


5.  Long-Term Debt
====================

                                      May 31, 2004       November 30, 2003
                                    -----------------     -----------------

Long-term obligations consist of:
   Note payable for acquisition         $800,000              $800,000
   Revolving credit line                 300,000                  -
   Capital lease obligations              29,525                34,589
   Notes payable - equipment              32,905               117,835
                                      ----------            ----------
                                       1,162,430               952,424
Less:  Current maturities               (821,675)             (889,490)
                                      ----------            ----------
                                        $340,755            $   62,934
                                      ==========            ==========

     In February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and the maturity date was recently extended six months to November 1, 2005. Total credit available under the agreement, subject to the carrying value of accounts receivable and inventory
collateral amounted to $1,447,000 at May 31, 2004.   Total unused credit
available amounted to $1,147,000 at May 31, 2004, and as of the date of this filing there was $300,000 in unused credit available from this line.

     The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of May 31, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, is within $56,000 of violating its cumulative pretax loss covenant as of May 31, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003).

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal payment of the note payable to Ceridian, as well as accrued interest of $56,000 due on September 28, 2003, as the damages sought far outweigh the note payable to them. The disputed $800,000 is classified as part of the current portion of long-term debt as of May 31, 2004.

     In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. The last scheduled payment was made in April, 2004.

     Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are $822,000 in 2004; $317,000 in 2005; and $15,000 in
2006, and $8,000 in 2007.

     The carrying value of the long-term debt approximates its fair value.


6.  Capital Leases
==================

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2006. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16% at their inception is as follows at May 31, 2004:


Total minimum lease payments through November 30, 2004              $10,219
Total minimum lease payments through November 30, 2005               16,436
Total minimum lease payments through November 30, 2006                9,588
                                                                    -------
Total minimum lease payments                                         36,243
Less amount representing interest                                    (6,718)
                                                                    -------
Present value of long-term obligations under capital leases         $29,525
                                                                    =======


7.     Related Party Transactions
==================================

     During Fiscal 2001, certain officers and directors of the Company purchased a 33% stock ownership in a corporation that was previously a subsidiary of the Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. The Company holds note receivables in the amount of $3,618,911 from this corporation of which $2,651,766 pertains to notes originating on the November 1996 date of sale. The Company maintained the same level of security interest protection and the same debt amortization schedule. During the fourth quarter of Fiscal 2003, a 22% owner of this corporation passed away. After his death, that corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this corporation.

     At May 31, 2004 and November 30, 2003, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $3,595,000. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. Prior to July 17, 2002, $1,739,000 of these notes were recourse notes. On
July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any stock options, stock or any other form of equity to the recipients for all of Fiscal 2002.

     As a subsequent event, all seven members of its Board of Directors (inclusive of three corporate executives) as well as two subsidiary presidents have returned 88,567 shares of Canterbury restricted common stock to the Company. These shares had been posted as collateral by all of these individuals against notes payable to the Company totaling $1,202,800. The notes came due on June 28, 2004, and the aforementioned individuals had the option of returning these shares to the Company or paying the associated notes and accrued interest in full. All of the individuals determined to return their shares to the Company. There was no impact on the Company's income statement or net worth as a result of these common stock retirements since the carrying value of the common stock and the notes receivable were identical.


8.  Stock Listing
=================

     On June 23, 2004 Canterbury received a written notification from the Nasdaq Listing Qualifications Section. This letter in its entirety including footnotes will follow:

Mr. Kevin J. McAndrew
Chief Financial Officer
Canterbury Consulting Group, Inc.
352 Stokes Road, Suite 200
Medford, NJ  08055



RE:     Canterbury Consulting Group, Inc. (the "Company")
        Nasdaq Symbol: CITI


Dear Mr. McAndrew:

For the last 30 consecutive business days, the bid price of the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until December 20, 2004, to regain compliance.[1] If, at anytime before December 20, 2004, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Staff will provide written notification that it complies with the Rule.[2]

If compliance with this Rule cannot be demonstrated by December 20, 2004, Staff will determine whether the Company meets The Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, Staff will notify the Company that it has been granted an additional 180 calendar day compliance period. Thereafter, if the Company has not regained compliance within the second 180 day compliance period, but satisfies the initial inclusion criteria, it may be afforded an additional compliance period, up to its next shareholder meeting, provided the Company commits: (1) to seek shareholder approval for a reverse stock split at or before its next shareholder meeting and (2) to promptly thereafter effect the reverse stock split.[3] The shareholder meeting to seek such approval must occur no later than two years from the date of this letter. If the Company does not regain compliance with the Rule and is not eligible for an additional compliance period, Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal Staff's determination to delist its securities to a Listing Qualifications Panel.

If you have any questions, please do not hesitate to contact me at
(301) 978-8027.

Sincerely,

/s/Tom Choe
------------
Tom Choe
Senior Analyst
Nasdaq Listing Qualifications


-----------------------------
[1] The 180 day period relates exclusively to the bid price deficiency. The Company may be delisted during the 180 day period for failure to maintain compliance with any other listing requirement for which it is currently on notice or which occurs during this period.

[2] Marketplace Rule 4310(c)(8)(E) states that, "Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the issuer has demonstrated an ability to maintain long-term compliance. In determining whether to monitor bid price beyond ten business days, Nasdaq will consider the following four factors: (i) margin of compliance (the amount by which the price is above the $1.00 minimum standard); (ii) trading volume (a lack of trading volume may indicate a lack of bona fide market interest in the security at the posted bid price); (iii) the market maker montage (the number of market makers quoting at or above $1.00 and the size of their quotes); and, (iv) the trend of the stock price (is it up or down)."

[3] Nasdaq would generally expect the reverse stock split to be effected as soon as practical given regulatory notification requirements. In that regard, Nasdaq requires the filing of the Notification Form: Listing of Additional Shares 10 calendar days prior to the record date for a reverse stock split. This notification should be filed prior to the shareholder meeting so as to expedite the completion of the reverse stock split. The notification form can be found at http://www.nasdaq.com/about/listing_information.stm.


9.  Discontinued Operations
===========================

     During March 2004, the Company entered into negotiations to sell ATM/Canterbury back to the original owner. The transaction was finalized in April, 2004. Canterbury sold 100% of the stock in ATM/Canterbury in exchange for 25,000 shares of Canterbury common stock (which have been retired), that the owner had retained from the original transaction in 1997. The transaction was effective as of March 3, 2004. As a result of the transaction the Company recorded a $9,194 loss on the sale of discontinued operation in the second quarter of Fiscal 2004.

     The Company's decision to sell ATM/Canterbury was based on the lack of demand for ATM/Canterbury's products and services by existing customers; the inability to increase sales to new customers and the Company's desire to focus on its training and consulting segment and its value added reseller segment.

     Historical financial data for ATM/Canterbury for the three months ended May 31, 2004 and May 31, 2003:


                                     May 31, 2004              May 31, 2003
                                -----------------           -----------------
        Revenues                      $  -                       $ 95,733
        Pretax loss                      -                         (8,631)

     Historical financial data for ATM/Canterbury for the six months ended May 31, 2004 and May 31, 2003:


                                     May 31, 2004              May 31, 2003
                                -----------------           -----------------
        Revenues                      $58,866                    $204,687
        Pretax loss                   (38,704)                    (49,262)

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

     Historical financial data for DMI/Canterbury for the three months ended May 31, 2004 and May 31, 2003:


                                     May 31, 2004              May 31, 2003
                                -----------------           -----------------
        Revenues                      $  -                       $150,679
        Pretax loss                      -                        (18,140)

     Historical financial data for DMI/Canterbury for the six months ended May 31, 2004 and May 31, 2003:


                                     May 31, 2004              May 31, 2003
                                -----------------           -----------------
        Revenues                      $  -                       $285,323
        Pretax loss                      -                        (20,153)


    Assets and liabilities for DMI/Canterbury as of November 30, 2003 included in the consolidated balance sheet:

        Net receivable                          $7,290
        Other assets                               162
        Accounts payable and accrued expenses    1,710




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

Risk Factors That Relate To Our Business
----------------------------------------

     Uncertain economic conditions continue to affect many of our customers' businesses and many clients continue to delay and reduce their purchases of training services, hardware and consulting. The Company's recovery from the past several years of economic downturn continues to lag behind the current economic recovery.

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

Downturn In Economy
     If the economy does not continue to recover and if our clients continue to decrease, delay or eliminate spending for technology and training, our ability to continue operating at our current reduced level of revenues will be greatly tested. The Company cannot generate profits or positive cash flow at recent revenue levels. Many clients have considered certain training to be discretionary in these uncertain economic times. Technology expenditures are being delayed by many of them in an attempt to balance their own budget objectives. These factors can cause significant financial disruption to small vendors such as Canterbury and could have a material adverse effect on our consolidated operating results.

Competition
     If our current customers choose to purchase goods and/or services from new or existing competitors, it could have a material adverse effect on our operating results.

     The various operating segments of the Company have relatively low barriers to entry. New and existing organizations are constantly attempting to penetrate our customer base. Larger, more financially seasoned competitors have the ability to overwhelm our markets and customers though more aggressive sales tactics. Internal training departments within our current and potential client base are also a primary competitor. There is also increasing competition from computer hardware and software vendors as they attempt to capture more of the technology services market. Finally, low cost providers in the training and consulting market are attempting to buy business through their low price business model.

Dependency on Key Personnel
     If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results. Our success depends on the continued employment of our senior executives and managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse effect on our operations. An ongoing sales and delivery staff are vital to ongoing customer relations and satisfaction. A significant portion of our consolidated revenue is service oriented (51% for the first six months of Fiscal 2004). As such the loss of key personnel could have a negative impact on our ability to deliver and service our clients.
As the economy improves, it will become more difficult to retain existing employees and attract new recruits since they will have more employment options available to them.

Municipal Budget Constraints
     USC/Canterbury, our value added hardware reseller, does a significant amount of business with the states of Maryland and Virginia (77% of this segments total revenue for the six months ended May 31, 2004). Lower tax revenues in these states have reduced the amount of funding for technology purchases recently and this trend could continue. If this trend does continue, this could have a material adverse effect on this segment's operating results. This segment has been the most profitable segment for the Company since Fiscal 2000, and its ongoing contribution to revenue and profits is vital to the Company's future.

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

Ongoing Collection of Notes Receivable With A Related Party
     A significant portion of the Company's assets and tangible net worth is represented by notes receivable with a related party. To date there have been no collection issues with these notes. However, if the related party experiences a significant downturn in operating cash flow or becomes insolvent the collectibility of the notes would be in jeopardy and could have a material adverse effect on the Company's asset base, cash flow and tangible net worth.

Acts of Terrorism
     The majority of revenues recorded by the Company is generated in both the New York City and Washington D.C. areas. Both of these locations were targets of the terrorist attacks in 2001. If there is a repeat of those events in either one of these markets, our clients there could be distracted from their normal course of business and as such would most likely delay or cancel projects with the Company. This could have a material adverse effect on our operating results.

Other Factors
     Other factors that may affect our operating results include:
     *     reduced reliance on reseller channel by hardware manufacturers
     * in ability to secure sufficient contractor resources to meet short-term customer demand
     * insufficient training facilities to meet client demand for instructor-led technology training
     *     loss of key clients through merger, sale or divestiture
     * ongoing cost of compliance with provisions of the Sarbanes-Oxley legislation and other such compliance required by Nasdaq, the Securities and Exchange Commission or other regulatory bodies.


Overview
--------

     The Company is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury's focus is to become an integral part of our clients' IT solution, designing and applying the best products, services and training to help them achieve competitive advantage by helping their employees to succeed.

     The two primary business units for the Company are training and consulting and value added hardware reseller. In the training and consulting segment we provide a variety of technical and management training.

     Our training encompasses a wide spectrum of hardware and software products as well as many important business skill topics. These training products are delivered in a variety of ways: at our classroom facilities in New Jersey and New York; at our clients' locations; electronically via the Internet; or on the end user's computer. Many of these training products are custom developed for our clients. Many contain a blended training solution combining both instructor-led training in the classroom with distance learning products to complete the educational process.

     The Company also provides various technical consulting services to our clients including programming, systems integration, network security and network management.

     The value added reseller segment provides hardware and software solutions to the Mid-Atlantic market. Its primary focus is state and local government clients that have an ongoing need for technology products and services.


Liquidity and Capital Resources
--------------------------------

     Working capital at May 31, 2004 was $1,325,000 which was $456,000 less than November 30, 2003. The lower revenue for the first six months of Fiscal 2004 caused a reduction in accounts receivable of $792,000. Our goal is for consolidated accounts receivable to increase in subsequent periods as a result of higher sales volume. Offsetting this reduction in receivables was a corresponding reduction in accounts payable ($637,000) and unearned revenue ($50,000). The balance sheet has continued to shrink as the Company has downsized in recent months, and overall business activity has declined.

     In February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and the maturity date was recently extended six months to November 1, 2005. Total credit available under the agreement, subject to the carrying value of accounts receivable and inventory
collateral amounted to $1,447,000 at May 31, 2004.   Total unused credit
available amounted to $1,147,000 at May 31, 2004, and as of the date of this filing there was $300,000 in unused credit available from this line.

     The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of May 31, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, is within $56,000 of violating its cumulative pretax loss covenant as of May 31, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003).

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. Ceridian Corporation has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian is claiming breach of a sublease agreement by Canterbury for office space ($76,000) and acceleration of a note payable of $800,000. Canterbury has denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome for Canterbury. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $400,000 principal payment of the note payable to Ceridian, as well as accrued interest of $56,000 due on September 28, 2003, as the damages sought far outweigh the note payable to them. The disputed $800,000 is classified as part of the current portion of long-term debt as of May 31, 2004.

     Cash flow used in operating activities for the quarter ended May 31, 2004 was $(777,000), an improvement of $36,000 over the same six month period in Fiscal 2003. Significant revenue declines in all operating segments contributed to the loss. Total assets declined by $1,628,000 from November 30, 2003 while total liabilities were reduced by $536,000. The Company's current ratio was 1.65:1.00 versus 1.62:1.00 at November 30, 2003.

     Management believes that the Company will have sufficient funds to cover cash flow requirements for Fiscal 2004 as a result of significant reductions in fixed operating costs, its satisfactory balance sheet, its ability to borrow from its revolving line of credit and ongoing collection of its notes receivable. Management's goal is to return to a positive operating cash flow position in the future based upon the recent, significant reduction in fixed expenses, coupled with substantially improved sales activity. There was no material commitment for capital expenditures as of May 31, 2004. Inflation was not a significant factor in the Company's financial statements.


RESULTS OF OPERATIONS
=====================

Revenues
---------
     Consolidated revenues decreased by $3,585,000 (37%) in the first six months of Fiscal 2004 as compared to the same period in 2003. This overall reduction was the result of an across the board revenue decease in all operating segments of the Company. The training and consulting segment recorded a decline in revenues of $2,630,000 (46%). The value added hardware reseller segment saw revenues decline by $957,000 (24%). Software development revenues for Fiscal 2004 and 2003 have been excluded given that this segment has been classified as a discontinued operation as of May 31, 2004.
Technical staffing revenues are no longer being reported due to its classification as a discontinued operating segment effective as of the fourth quarter of Fiscal 2003.

     Consolidated revenues for the second quarter of Fiscal 2004 were $1,813,000 lower than the same three-month period of Fiscal 2003. They were, however, $753,000 higher than the first quarter of Fiscal 2004. Technology spending by many customers has been reduced, delayed or eliminated. The significant reduction in Company revenues had forced drastic changes to the cost structure of the organization during Fiscal 2003. While delivery and support costs have been greatly reduced through consolidation of facilities and elimination of under-utilized personnel, the Company is attempting to invest further into sales and marketing in order to take advantage of sales opportunities as the economy begins to improve.

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

     The Corporate Sales Manager and the Company have initiated several key sales strategies in order to overcome the shortcomings of the past including the lack of attention to marketing, sales and associated activities by the former President of Usertech. All training and consulting sales representatives are being compensated and measured using the same plan. Quota attainment is now a benchmark for continued employment. Quotas are set up with goals for selling all of the Company's training and consulting products, not just what was sold in the past on a subsidiary-by-subsidiary basis. A Customer Relationship Management ("CRM") system is being installed to better consolidate, track and manage the pipeline of sales activity. Also based upon feedback from our customers, the Company is developing new products utilizing both instructor-led and distance-learning delivery platforms. We have also formalized reseller relationships with several channel partners, whereby the sales team introduces the various products from this program to our client base and the Company receives a negotiated share of any sales generated.

     The Company has taken various steps to increase lead generation. The formation of an inside sales team; contracting with an outside telemarketing firm; increasing the amount of marketing information to our clients through e-mail announcements; pilot program events and more informative web sites are all contributing to new lead flow.

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

     In the value added hardware reseller segment, budget constraints in state and local municipalities had a negative impact on technology spending during 2003 and the first half of Fiscal 2004. While this segment was among the last to feel the impact of the recent economic downturn, it will also take longer to recover based on projected tax revenues flowing into state and local budgets and then finally into capital expenditures. The $957,000 reduction in revenues for the first six months of Fiscal 2004 as compared to 2003 is due to delays in shipping to a major customer and to reduced pricing for most computer hardware products. While it is difficult to pinpoint the precise decline in the cost and sales price of the specific computer hardware sold by this segment over the past year, it is safe to estimate that prices have dropped anywhere from 20% to 30%. This trend may continue for the balance of Fiscal 2004.

     It is management's intent to more fully integrate the sales team from the training and consulting segment with the value added hardware reseller segment. Product profiles are being shared between the two groups and the Company anticipates the efforts of these two sales organizations will become more integrated during Fiscal 2004.

     It is projected that the majority of product to be sold in Fiscal 2004 may be Hewlett Packard/Compaq hardware. If Hewlett Packard/Compaq moves toward an agent model with its resellers, USC/Canterbury would be paid an agent fee which approximates the current gross profit from each sale. This may greatly reduce the reported revenue in this segment. The manufacturer would record the revenue and hold the accounts receivable with the client. This possible change in business flow has not happened to date, but it is possible that the migration to the agent model will begin in the second half of Fiscal 2004, and this could significantly affect the recording of revenues and expenses.

     The value added hardware reseller segment has always had very high client revenue concentration. In the first six months of Fiscal 2004 two groups of clients accounted for 77% of the revenue in this segment. There is obvious risk associated with this very high customer concentration. See Footnote 1, Concentration of Risk, for more details on this topic. USC/Canterbury is currently making a concerted effort to diversify its revenue mix. Certain sales representatives have been given responsibility, through quotas, to penetrate the commercial market in the Baltimore/Washington area. New strategic relationships have been formed with several manufacturers to increase product offerings and reduce dependency on Hewlett Packard/Compaq. Management believes that there is still a significant amount of uncertainty regarding future revenues from the value added hardware reseller segment for Fiscal 2004.

     Technology spending in general, appears to be recovering in the early part of 2004, but the duration and extent of a recovery is not yet known. More clients are engaging us in conversations and proposals about new projects and training requirements. The sales pipeline is fuller now than it was in the last half of Fiscal 2003, but how much of this pipeline will result in sales is still unknown. One of the biggest challenges that faces the Company is the timing of customers decisions to begin project work that has already been sold. The delays that were experienced late in Fiscal 2003 have continued into 2004.
These delays add to the uncertainty in revenue projections for Fiscal 2004.
Many clients continue to delay the start of various training projects, without giving us firm timetables.

Costs and Expenses
-------------------
     Total costs and expenses decreased by $2,905,000 (38%) for the first six months of Fiscal 2004 as compared to the previous year, and $1,251,000 (33%) for the three months ended May 31, 2004 versus May 31, 2003. The decrease was due to reduced sales volume in both product and service revenues as well as the significant reduction in fixed costs which were eliminated in the fourth quarter of Fiscal 2003. Consolidated gross profit for the six-month periods ended May 31, 2004 and 2003 were approximately 20%. For the first six months of the year, service gross margins improved from 24% in 2003 to 28% in 2004, while product gross margins slipped from 12% in 2003 to 11% in 2004. For the three months ended May 31, 2004, consolidated gross margins declined to 24% from 27% in the previous year's second quarter. This decline was the result of lower margins on product revenues (12% in 2004 as compared to 15% in 2003.) The biggest problem regarding gross profit is sales volume. The absolute dollar contribution must increase in order to cover operating costs and permit us to show a profit.

     Product margins were negatively effected by several factors. Continued weakness in technology spending forced margins lower as many suppliers competed for the same business. Manufacturers continued to eliminate reseller incentives as the products they were offering became more commoditized. The Company is currently partnering with several new hardware and software manufacturers who have specialized products that command higher profit margins. These relationships could become more important in the future as downward pressure continues on margins for personal computers, printers and servers. Management anticipates that gross margins for product sales will remain in the 10% range for the balance of Fiscal 2004.

     While overall costs and expenses have been reduced through reductions in long-term lease commitments and workforce reductions, the challenge the Company faces now is to increase revenues beyond breakeven levels and reap the benefits that reduced overhead and fixed costs will provide. The training and consulting segment reported a 17% improvement in gross profit percentage (from 24% to 28%) on a 46% decline in revenues for the first six months of Fiscal 2004 as compared to the same six-month period in 2003.

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

     Selling expense decreased by $79,000 (10%) in the first six months of Fiscal 2004 as compared to the previous year. Personnel expense (salaries, bonuses, commissions and payroll burden) decrease of $70,000 was the biggest component of the reduction. However, selling expense increased by $19,000 (5%) for the three months ended May 31, 2004 as compared to the previous year. This is due to the fact that the Company is increasing sales staff and support in an effort to positively impact overall revenues.

     General and administrative expense was reduced by $799,000 (34%) for the first six months of Fiscal 2004 due primarily to significant reductions in administrative and support staff as part of the workforce reduction discussed previously. For the three-month period ended May 31, 2004, general and administrative expense was also reduced by $233,000 (23%) for the same reasons.

     Interest income decreased by $137,000 (51%) in the first six months of Fiscal 2004 as compared to the same six months in the previous year. The prepayment of the note receivable from the sale of a former subsidiary in September 2003 and the $500,000 reduction in the demand note and accompanying reduction in the interest rate with a related party in early 2003 were the primary reasons for the decrease. Total notes receivable decreased by approximately $2,600,000 in the twelve-month period ending May 31, 2004.

     Interest expense was reduced by $21,000 (35%) in the six months of Fiscal 2004 versus Fiscal 2003. Reduced borrowings on the revolving line of credit and the payoff of the remaining term debt ($800,000) with the primary lender were the major reasons for the reduction.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
===================================================================

     We are exposed to some market risk from changes in interest rates. The line of credit with Commerce Bank is variable and floats with the Prime lending rate. A significant increase in this benchmark rate will cause our interest expense to increase on any outstanding borrowings.

     Currently, we have $100,000 invested in a municipal bond mutual fund. We account for this investment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value.


ITEM 4.  CONTROLS AND PROCEDURES
================================

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

            (b)Reports on Form 8-K:
                 On April 26, 2004, the Company filed a Current report on Form 8-K to disclose, under Item 5, the Company's selling of its software tracking/radio frequency subsidiary.

                 On June 5, 2004, the Company filed a Current report on Form 8-K to disclose, under Item 5, the Company's notification by Nasdaq that the bid price of the Company's common stock had closed below the minimum requirement for continued inclusion under Marketplace Rule #4310(c)(4), and that in accordance with Marketplace Rule #4310(c)(8)(D), the Company must regain compliance or be delisted. The letter related to a bid price deficiency, and no other issues were identified.

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



                                CANTERBURY CONSULTING GROUP, INC.
                                -----------------------------------
                                (Registrant)

                                By/s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                President and Chief Executive Officer



                                By: /s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                Chief Financial Officer
July 12, 2004