Form 10-Q
period 2004-08-31
CANTERBURY CONSULTING GROUP INC
filed 2004-10-07
CIK 794927

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004
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

The number of shares outstanding of the Registrant's common stock as of the date of the filing of this report 1,965,822 shares.



FORM 10-Q

PART 1 - FINANCIAL INFORMATION
---------------------------------
ITEM 1.  FINANCIAL STATEMENTS
==============================

                     CANTERBURY CONSULTING GROUP, INC.

                        CONSOLIDATED BALANCE SHEET
                     ----------------------------------

ASSETS
------

                                 August 31, 2004           November 30,
                                     (Unaudited)                2003
                                -----------------          --------------


Current Assets:


 Cash and cash equivalents             $1,015,756            $1,385,824
 Marketable securities                    100,000               300,000
 Accounts receivable, net of
   allowance for doubtful
   accounts of $219,000 and
   $271,000                             4,813,282             2,477,060
 Notes receivable - current
   portion                                304,741               287,845
 Prepaid expenses and other
   assets                                  25,531                93,311
 Inventory, principally finished
   goods, at cost                         307,137                92,599
                                      -----------           -----------
       Total Current Assets             6,566,447             4,636,639



Property and equipment at cost,
   net of accumulated depreciation
   of $1,187,000 and $1,093,000           354,885               604,449
Goodwill                                2,083,381             2,433,381
Deferred tax assets                       750,532               759,000
Notes receivable                        3,241,538             3,472,253
Other assets                               52,780                32,821
                                      -----------           -----------
       Total Assets                   $13,049,563           $11,938,543
                                      ===========           ===========


                               See Accompanying Notes



FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


                                   August 31, 2004          November 30,
                                       (Unaudited)              2003
                                  -----------------        --------------

Current Liabilities:

  Accounts payable - trade            $ 2,355,498           $   963,588
  Accrued expenses                        584,761               532,597
  Unearned revenue                        332,681               470,107
  Current portion, long-term debt         832,774               889,490
                                      -----------           -----------

      Total Current Liabilities         4,105,714             2,855,782

Long-term debt                          1,360,997                62,934

Subordinated convertible debt             355,000               355,000
                                      -----------           -----------
      Total Liabilities                 5,821,711             3,273,716
                                      -----------           -----------



Commitments and Contingencies


Stockholders' Equity:

  Common stock, $.001 par value,
   50,000,000 shares authorized;
   1,965,822 and 2,097,251 issued
   and outstanding                          1,966                 2,097
  Additional paid-in capital           22,751,621            24,248,039
  Accumulated deficit                 (13,375,543)          (11,989,817)
  Notes receivable for common stock-
    related parties                    (2,150,192)           (3,595,492)
                                      -----------           -----------
      Total Stockholders' Equity        7,227,852             8,664,827
                                      -----------           -----------

      Total Liabilities and

       Stockholders' Equity           $13,049,563           $11,938,543
                                      ===========           ===========

                                   See Accompanying Notes

FORM 10-Q
                                CANTERBURY CONSULTING GROUP, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Three-Months Ended August 31,      Nine-Months Ended August 31,
                                        2004               2003              2004           2003
                                       -----               ----             -----           ----
                                     (Unaudited)        (Unaudited)      (Unaudited)     (Unaudited)

Service revenue                      $ 1,687,508       $ 2,511,377      $ 4,773,849     $ 8,319,397
Product revenue                        7,449,404         5,628,275       10,386,774       9,429,739
                                     -----------       -----------      -----------     -----------

   Total net revenue                   9,136,912         8,139,652       15,160,623      17,749,136

Service costs and expenses             1,141,583         1,830,168        3,372,608       6,162,112
Product costs and expenses             6,949,037         5,161,795        9,553,248       8,569,639
                                     -----------       -----------      -----------      ----------

   Total costs and expenses            8,090,620         6,991,963       12,925,856      14,731,751

Gross profit                           1,046,292         1,147,689        2,234,767       3,017,385

Selling                                  330,312           438,648        1,055,615       1,243,166
General and administrative               769,052         1,072,011        2,343,014       3,444,644
Goodwill Impairment                      350,000              -             350,000           -

                                     -----------       -----------      -----------     -----------

   Total operating expenses            1,449,364         1,510,659        3,748,629       4,687,810


Other income/(expense)
 Interest income                          81,502           116,258          215,168         387,569
 Interest expense                        (34,032)          (29,408)         (74,050)        (90,358)
 Other                                    11,863               989           34,916           2,935
                                     -----------       ------------     -----------      ----------

   Total other income/(expense)           59,333            87,839          176,034         300,146


Loss from continuing
 operations before income taxes         (343,739)        (275,131)       (1,337,828)     (1,370,279)

Income tax (benefit)/provision              -             (71,000)             -           (261,000)
                                     -----------       -----------      -----------      -----------

Loss from continuing
 operations                             (343,739)        (204,131)       (1,337,828)     (1,109,279)
(Loss)/income from discontinuing
 operations  (net of income
 taxes of $0, $2,000, $0 and
 $(11,000))                                 -               8,626           (47,898)        (47,790)
                                     -----------       ----------       -----------     -----------
Net loss                           $    (343,739)      $ (195,505)      $(1,385,726)    $(1,157,069)
                                   =============       ==========       ===========     ===========

Net loss per share
  and common share equivalents

  Basic and diluted:
   Loss from
     continuing operations                 $(.17)           $(.11)            $(.65)          $(.61)
   Loss from discontinuing
     operations                              -                -                (.02)           (.03)
                                     -----------       -----------      -----------     -----------

   Net loss                                $(.17)           $(.11)            $(.67)          $(.64)
                                   =============       ===========      ===========      ==========

  Weighted average number
   of common shares - basic
   and diluted                         2,011,200         1,852,700        2,066,800       1,814,100
                                   =============       ===========     ============      ==========

                               See Accompanying Notes



FORM 10-Q
                       CANTERBURY CONSULTING GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003

                                      August 31, 2004     August 31, 2003
                                    -------------------  -----------------
                                        (Unaudited)         (Unaudited)
Operating activities:
 Net loss                               $(1,385,726)         $(1,157,069)
 Adjustments to reconcile
  net loss to net cash
  used in operating activities:
  Depreciation and amortization             217,901             279,481
  Provision for losses on accounts
   receivable                                14,500             (20,975)
  Deferred income taxes                       8,468            (253,535)
  401(k) contributions issued in stock         -                211,029
  Loss on sale of subsidiary                  9,194                -
  Issuance of stock options to
   consultants for services                    -                 12,740
  Issuance of common stock to officers
   in lieu of salary                           -                 77,504
  Goodwill impairment                       350,000                -

  Changes in operating assets,
   Accounts receivable                   (2,350,722)            297,663
   Inventory                               (214,538)           (216,743)
   Prepaid expenses and other assets         67,780              20,953
   Other assets - non-current               (19,959)              2,415
   Accounts payable                       1,391,910             667,822
   Accrued expenses                          52,164            (255,369)
   Unearned revenue                        (137,426)           (183,520)
                                         ----------           ---------
 Net cash used in operating activities   (1,996,454)           (517,604)
                                         ----------           ---------

Investing activities:
Proceeds from redemption of
  marketable securities                     200,000                -
 Capital expenditures, net                  (28,216)            (26,862)
 Proceeds from payments on
   notes receivable                         213,255             857,754
                                         ----------           ---------
 Net cash provided by investing
   activities                               385,039             830,892
                                         ----------            --------

Financing activities:
Proceeds from payments on
  notes receivable for capital
  stock - related parties                      -                 45,315
 Principal payments on long
  term debt                                 (58,653)           (365,467)
 Proceeds from subordinated
  convertible debt                           -                  355,000
 Proceeds from line of credit             1,300,000                -
                                          ----------           ---------
 Net cash provided by
  financing activities                    1,241,347              34,848

Net (decrease)/increase in cash            (370,068)            348,136
Cash, beginning of period                 1,385,824             395,477
                                         ----------           ---------
Cash, end of period                      $1,015,756          $  743,613
                                         ==========          ==========


Non Cash Transaction:
     During the second quarter of Fiscal 2004, the Company sold
ATM/Canterbury to its previous owner. The Company received and retired 25,000 shares of its common stock in exchange for 100% of the common stock of ATM/Canterbury.

     During the third quarter of Fiscal 2004 the Company entered into a $38,824 capital lease obligation in exchange for new equipment.

     During the third quarter of Fiscal 2004, 106,429 shares of Company stock was returned in full cancellation of non-recourse notes totaling $1,445,000. These shares were retired upon receipt by the Company.

                              See Accompanying Notes


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

Marketable Securities
----------------------


     At August 31, 2004 and November 30, 2003, the Company held marketable securities comprised of $100,000 and $300,000 investment, respectively, in a long-term tax-exempt bond fund. The Company's marketable securities are classified as available-for-sale and are carried at fair market value. There were no unrealized gains or losses on marketable securities for the period ended August 31, 2004.

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

Notes Receivable
-----------------

     The carrying value of notes receivable is based upon their principal amounts as of August 31, 2004 and November 30, 2003. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.

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

     The following estimated useful lives are used:

     Building and improvements          7 years
     Equipment                     3 to 5 years
     Furniture and fixtures        5 to 7 years

Income Taxes
-------------

     Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances to amounts that are more likely than not to be realized. No income tax benefit was recorded for the three or nine-month period ended August 31, 2004 as there was a 100% valuation allowance booked against the current period loss.

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

     For the three and nine months ended August 31, 2004, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 10% of this segment's revenue and 8% of consolidated revenue for the three-month period ended August 31, 2004. Total purchases under this contract represented 23% of this segment's revenue and 16% of consolidated revenue for the nine-month period.

     During April, 2004 USC/Canterbury was awarded the contract, along with one other vendor, to provide the City of Baltimore with Hewlett Packard hardware. The contract is for three years with five one-year options by the City of Baltimore. A second group of customers, from a county in Virginia, accounted for 65% of the revenues in the reseller segment and 44% of consolidated revenues for the first nine months of Fiscal 2004. This group of over 80 customers purchased equipment from USC/Canterbury under the City of Baltimore contract as well. For the quarter ended August 31, 2004, this group of customers accounted for 81% of revenues in this segment and 65% of consolidated revenues. For the nine months ended August 31, 2004, one Usertech/Canterbury customer accounted for 20% of service revenue and 6% of total revenue. For the quarter ended August 31, 2004, the same Usertech/Canterbury customer accounted for 20% of service revenue and 4% of total revenue.

     One vendor represented 64% of the product cost in the Value Added Reseller Segment and 48% of consolidated costs for the first nine months of Fiscal 2004. Another major vendor represented 26% and 19% of segment and consolidated costs and expenses, respectively for the same nine-month period.

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


2.  Segment Reporting
======================

     The Company is organized into two operating segments and the corporate office. The operating segments are training and consulting and value added hardware reseller. A third segment, software development, was discontinued as of March 2004 and as such is reported as a discontinued operation as of February 29, 2004. A fourth segment, technical staffing, was discontinued during the fourth quarter of Fiscal 2003. All historical information for the software development and technical staffing segment has been omitted from the segment presentation below. Summarized financial information for the three and nine months ended August 31, 2004 and August 31, 2003, for each segment, is as follows:

For the nine months ended August 31,

                   Training      Value Added
                     and         Hardware
2004              Consulting     Reseller        Corporate       Total
------------   -------------    -----------      ---------   ----------
Revenues          $4,773,849   $10,386,774       $     -      $15,160,623
(Loss)/income
   before taxes     (724,859)      369,713         (982,682)   (1,337,828)
Assets             3,256,021     3,658,865        6,134,678    13,049,564
Interest income           33          -             215,135       215,168
Interest expense      49,760         1,186           23,104        74,050
Depreciation and
   amortization      192,798         4,373           20,730       217,901


                   Training      Value Added
                     and         Hardware
2003              Consulting     Reseller         Corporate       Total
------------   -------------    -----------      ------------  -----------
Revenues          $8,319,397    $9,429,739        $      -     $17,749,136

(Loss)/income
   before taxes     (942,984)      464,857           (892,152)  (1,370,279)
Assets             5,864,023     1,704,724         10,239,924   17,808,671
Interest income          214          -               387,355      387,569
Interest expense      47,697           821             41,840       90,358
Depreciation and
   amortization      239,673        14,122             17,608      271,403


For the three months ended August, 31,

                   Training      Value Added
                     and         Hardware
2004              Consulting     Reseller        Corporate       Total
------------   -------------    -----------      ---------   ----------
Revenues          $1,687,508    $7,449,404       $     -       $9,136,912
(loss)/income
   before taxes     (383,887)      362,693         (322,545)     (343,739)
Assets             3,256,021     3,658,865        6,134,678    13,049,564
Interest income            2          -              81,500        81,502
Interest expense      17,790            49           16,193        34,032
Depreciation and
   amortization       62,210         1,405            6,910        70,525


                   Training      Value Added
                     and         Hardware
2003              Consulting     Reseller         Corporate       Total
------              ----------   -----------     ------------ -------------
Revenues          $2,511,377    $5,628,275       $      -      $ 8,139,652
(Loss)/income
   before taxes     (280,384)      304,752           (299,499)    (275,131)
Assets             5,864,023     1,704,724         10,239,924   17,808,671
Interest income         -            -                116,258      116,258
Interest expense      15,277           295             13,836       29,408
Depreciation and
   amortization       69,442         4,540              5,668       79,650


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

     In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,546,279 at August 31, 2004. These notes have interest terms that average 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at August 31, 2004 and November 30, 2003.

     The company has received all scheduled monthly installments for notes receivable outstanding as of August 31, 2004.


4.  Property and Equipment
==========================

     Property and equipment, which is recorded at cost, consists of the following:
                                     August 31, 2004      November 30, 2003
                                    -----------------     -----------------

Machinery and equipment               $1,240,870            $1,434,874
Furniture and fixtures                   224,895               225,230
Leased property under capital
   leases and leasehold improvements      76,066                37,242
                                      ----------            ----------
                                       1,541,831             1,697,346
Less: Accumulated depreciation        (1,186,946)           (1,092,897)
                                      ----------            ----------
     Net property and equipment      $   354,885           $   604,449
                                     ===========           ===========

     Accumulated depreciation of leased property under capital leases at August 31, 2004 amounted to $14,000.


5.  Goodwill
==========================

     The Company recorded $350,000 of goodwill impairment charges related to MSI/Canterbury (Training and Consulting Segment) during the third quarter of Fiscal 2004. The continued declining revenues during the year (and especially over the summer months) has caused a significant reduction in MSI/Canterbury operating income over previous years. The fair value of this subsidiary's goodwill was estimated based on recent earnings history and our future earnings expectations for this business as of August 31, 2004. The Company will perform its annual goodwill impairment tests for all reporting units as of November 30, 2004.

     The changes in carrying amount of goodwill for the nine months ended August 31, 2004 by reportable segment are as follows:

                          Training      Value Added
                            and          Hardware
                        Consulting       Reseller            Total
                        -------------   -------------     --------------
Balance as of
  November 30, 2003     $2,074,629       $  358,752       $ 2,433,381

Impairment loss
  for 2004                (350,000)            -             (350,000)
                        ----------       ----------       -----------
Balance as of
  August 31, 2004       $1,724,629       $  358,752        $2,083,381
                        ==========       ==========       ===========


6.  Long-Term Debt
====================

                                      August 31, 2004    November 30, 2003
                                    -----------------     -----------------
Long-term obligations consist of:
   Note payable for acquisition         $800,000              $800,000
   Revolving credit line               1,300,000                  -
   Capital lease obligations              63,298                34,589
   Notes payable - equipment              30,473               117,835
                                      ----------            ----------
                                       2,193,771               952,424
Less:  Current maturities               (832,774)             (889,490)
                                      ----------            ----------
                                      $1,360,997            $   62,934
                                      ==========            ==========

     In February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and the maturity date was recently extended six months to November 1, 2005. Total credit available under the agreement, subject to the carrying value of accounts receivable and inventory
collateral amounted to $1,500,000 at August 31, 2004.   Total unused credit
available amounted to $200,000 at August 31, 2004.

     The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of August 31, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, is within $62,000 of violating its cumulative pretax loss covenant as of August 31, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003). The actual pretax loss amount is calculated as loss from continuing operations plus any non-cash charge (goodwill impairment, income tax reserves, etc.)

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $800,000 in principal payments of the note payable to Ceridian, as well as the total accrued interest of $112,000, through September 28, 2004, as the damages sought far outweigh the note payable to them. The disputed $800,000 is classified as part of the current portion of long-term debt as of August 31, 2004.

     Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are $802,000 in 2004; $1,310,000 in 2005; and $10,000 in
2006, and $8,000 in 2007.

     The carrying value of the long-term debt approximates its fair value.


7.  Capital Leases
==================

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2006. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16% at their inception is as follows at August 31, 2004:

Total minimum lease payments through November 30, 2004              $ 8,709
Total minimum lease payments through November 30, 2005               34,837
Total minimum lease payments through November 30, 2006               30,728
Total minimum lease payments through November 30, 2007                9,200
                                                                    -------
Total minimum lease payments                                         83,474
Less amount representing interest                                   (20,176)
                                                                    -------
Present value of long-term obligations under capital leases         $63,298
                                                                    =======


8.  Related Party Transactions
==================================

     During Fiscal 2001, certain officers and directors of the Company purchased a 33% stock ownership in a corporation that was previously a subsidiary of the Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. These officers and directors purchased their ownership from this outside group. The Company holds notes receivable in the amount of $3,546,279 from this corporation of which $2,599,413 pertains to notes originating on the November 1996 date of sale. The Company maintained the same level of security interest protection and the same debt amortization schedule. During the fourth quarter of Fiscal 2003, a 22% owner of this corporation passed away. After his death, that corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this corporation.

     At August 31, 2004 and November 30, 2003, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $2,150,000 and $3,595,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates average 4%. During the third quarter of Fiscal 2004, 106,429 shares of Company common stock was returned and retired in full satisfaction of $1,445,000 in notes receivable plus accrued interest. As part of this third quarter transaction, all seven members of its Board of Directors (inclusive of three corporate executives) as well as two subsidiary presidents have returned 88,571 shares of Canterbury restricted common stock to the Company. These shares had been posted as collateral by all of these individuals against notes payable to the Company totaling $1,202,800. The notes came due on June 28, 2004, and the aforementioned individuals had the option of returning these shares to the Company or paying the associated notes and accrued interest in full. All of the individuals determined to return their shares to the Company. There was no impact on the Company's income statement or net worth as a result of these common stock retirements since the carrying value of the common stock and the notes receivable were identical. The Company uses variable accounting under SFAS 123 to account for Company stock issued for non-recourse notes. This type of transaction is similar in economic substance to the issuance of stock options. No amounts have been charged to earnings to date due to the decrease in market value of Company stock during the term of the notes.

     Prior to July 17, 2002, $1,739,000 of these notes were recourse notes. On July 17, 2002 the Compensation Committee recommended, and the Board of Directors approved a modification of the April 10, 2001 and the May 16, 2001 notes. The notes became non-recourse as to principal and interest as of September 1, 2002 with the issued shares continuing to collateralize the notes. All accrued interest on the notes as of September 1, 2002 has been paid to the Company. Principal and interest must be paid by recipient before they are entitled to sell their respective shares. If principal and interest have not been paid by the maturity date of the recipient notes, then recipients' sole obligation shall be that any shares relating to this nonpayment will be forfeited and returned to the Company. If this event were to occur, both the underlying shares and the notes receivable would be cancelled with no effect on the net worth of the Company. In consideration for this modification the term of these notes was reduced and shortened from April and May, 2006 to December 31, 2004. The Board also prohibited the issuance of any additional stock options, stock or any other form of equity to the recipients for all of Fiscal 2002.


9.  Stock Listing
=================

     On September 8, 2004 the Nasdaq Stock Market ("Nasdaq") notified Canterbury that the Company's common stock has not maintained a minimum market value of publicly held shares ("MVPHS") of $1,000,000 as required for continued inclusion by Nasdaq's Marketplace Rule 4310(c)(7) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company will be provided 90 calendar days, or until December 7, 2004, to regain compliance. If, at anytime before December 7, 2004, the MVPHS of the Company's common stock is $1,000,000 or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that the Company complies with the Rule. If compliance with this Rule cannot be demonstrated by December 7, 2004, Nasdaq will provide written notification that the Company's securities will be delisted.

     On June 23, 2004 Nasdaq had notified Canterbury that the bid price of the Company's common stock had closed below the minimum requirement for continued inclusion under Marketplace Rule 4310(c)(4), and that in accordance with Marketplace Rule 4310(c)(8)(D), the Company must regain compliance by December 20, 2004 or be delisted.


10.  Discontinued Operations
===========================

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

     Historical financial data for ATM/Canterbury for the three months ended August 31, 2004 and August 31, 2003:


                                 August 31, 2004              August 31, 2003
                                -----------------           -----------------
        Revenues                      $  -                       $102,574
        Pretax loss                      -                        (23,342)

     Historical financial data for ATM/Canterbury for the nine months ended August 31, 2004 and August 31, 2003:

                                 August 31, 2004              August 31, 2003
                                -----------------           -----------------
        Revenues                      $58,866                    $307,260
        Pretax loss                   (38,704)                    (72,603)

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

     Historical financial data for DMI/Canterbury for the three months ended August 31, 2004 and August 31, 2003:


                                 August 31, 2004              August 31, 2003
                                -----------------           -----------------
        Revenues                      $  -                       $ 83,463
        Pretax income                    -                         33,966

     Historical financial data for DMI/Canterbury for the nine months ended August 31, 2004 and August 31, 2003:


                                 August 31, 2004              August 31, 2003
                                -----------------           -----------------
        Revenues                      $  -                       $368,786
        Pretax income                    -                         13,813

    Assets and liabilities for DMI/Canterbury as of November 30, 2003 included in the consolidated balance sheet:

        Net receivable                          $7,290
        Other assets                               162
        Accounts payable and accrued expenses    1,710



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

Delay Or Inability To Return To Positive Operating Cash Flow
     While the Company has taken significant steps to reduce fixed costs and increase revenue, a significant delay in returning to positive operating cash flow could adversely effect our liquidity and ability to conduct business.
The Company reduced payroll expense and facility leases significantly during Fiscal 2003. Four facilities were closed and two more were greatly downsized, as management introduced a more flexible cost model into the business. Annual rent and occupancy expense were reduced by over $1,000,000 from the beginning of Fiscal 2003 to the beginning of Fiscal 2004. Over sixty employees were eliminated in several workforce reductions during 2003. Even with these cost reductions, revenues must increase in Fiscal 2005 over Fiscal 2004 in order to achieve positive operating profit and cash flows. The newly formed sales subsidiary, Canterbury Corporate University must increase sales pipeline activity in the near term to positively impact reported revenues for the training and consulting segment. If this does not occur it could negatively effect our operating cash flow.

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

Dependency on Key Personnel
     If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results. Our success depends on the continued employment of our senior executives and managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse effect on our operations. An ongoing sales and delivery staff are vital to ongoing customer relations and satisfaction. A significant portion of our consolidated revenue is service oriented (31% for the first nine months of Fiscal 2004). As such the loss of key personnel could have a negative impact on our ability to deliver and service our clients.
As the economy improves, it will become more difficult to retain existing employees and attract new recruits since they will have more employment options available to them.

Municipal Budget Constraints
     USC/Canterbury, our value added hardware reseller, does a significant amount of business with the states of Maryland and Virginia (88% of this segments total revenue for the nine months ended August 31, 2004). Lower tax revenues in these states have reduced the amount of funding for technology purchases recently and this trend could continue. If this trend continues, it could have a material adverse effect on this segment's operating results. This segment has been the most profitable segment for the Company since Fiscal 2000, and its ongoing contribution to revenues and profits is vital to the Company's future.

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

Other Factors
     Other factors that may affect our operating results include:
     *     reduced reliance on reseller channel by hardware manufacturers
     * inability to secure sufficient contractor resources to meet short-term customer demand
     * insufficient training facilities to meet client demand for instructor-led technology training
     *     loss of key clients through merger, sale or divestiture
     * ongoing cost of compliance with provisions of the Sarbanes-Oxley legislation and other such compliance required by Nasdaq, the Securities and Exchange Commission or other regulatory bodies
     *     loss of working capital financing


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

     Our training encompasses a wide spectrum of hardware and software products as well as many necessary business skill topics. These training products are delivered in a variety of ways: at our classroom facilities in New Jersey and New York; at our clients' locations; electronically via the Internet; or on the end user's computer. Many of these training products are custom developed for our clients. Many contain a blended training solution combining both instructor-led training in the classroom with distance learning products to complete the educational process.

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


Liquidity and Capital Resources
--------------------------------

     Working capital at August 31, 2004 was $2,460,000, an increase of $679,000 since November 30, 2003. The increase is due to the significant increase in accounts receivable of $2,336,000, offset by the smaller increase in accounts payable of $1,392,000. The annual Prince William County purchase of desktops and printers during the third quarter was the reason for the increase in both these accounts. The Company utilized its revolving line of credit to fund this large transaction (over $5,000,000) and as of August 31, 2004 there was $1,300,000 still outstanding on the line, which is classified as long term debt on the balance sheet.

     In February, 2004 the Company and Commerce Bank agreed to an amended loan agreement. The new agreement calls for a two-year, $1,500,000 revolving working capital line of credit collateralized by trade accounts receivable and inventory. The loan carries an interest rate of the prime rate plus one half of one percent (1/2%) and the maturity date was recently extended six months to November 1, 2005. Total credit available under the agreement, subject to the carrying value of accounts receivable and inventory collateral amounted to $1,500,000 at August 31, 2004. Total unused credit available amounted to $200,000 at August 31, 2004.

     The Bank's debt is secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of August 31, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, is within $62,000 of violating its cumulative pretax loss covenant as of August 31, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003). The actual pretax loss amount is calculated as loss from continuing operations plus any non-cash charge (goodwill impairment, income tax reserves, etc.)

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury is making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. Ceridian Corporation has denied the allegations set forth by the Company and has instituted a counterclaim in the arbitration proceedings. Ceridian is claiming breach of a sublease agreement by Canterbury for office space ($76,000) and acceleration of a note payable of $800,000. Canterbury has denied the allegations set forth in the counterclaim. In order to pursue its claims, Canterbury will sustain ongoing legal and filing fees and there is no assurance that the aforementioned arbitration will result in a favorable outcome for Canterbury. As a result of this pending arbitration and the extent of the damages claimed, the Company has withheld the scheduled $800,000 in principal payments of the note payable to Ceridian, as well as the total accrued interest of $112,000, through September 28, 2004, as the damages sought far outweigh the note payable to them. The disputed $800,000 is classified as part of the current portion of long-term debt as of August 31, 2004. As of October 4, 2004 the Company is negotiating with Ceridian Corporation to resolve the aforementioned dispute. The Company wired $912,000 to Ceridian to be held by them in a separate, interest bearing account pending a successful conclusion to these negotiations. If these negotiations are not successful, the money will be returned to the Company along with accrued interest, and the arbitration process will continue.

     Cash flow used in operating activities for the quarter ended August 31, 2004 was $(1,996,000), a decrease of $1,478,000 over the same nine month period in Fiscal 2003. When coupled with the year-to-date net loss of $1,386,000, the previously mentioned significant increase in accounts receivable of $2,336,000, offset by the smaller increase in accounts payable of $1,392,000 were the most significant factors affecting operating cash flow. Total assets increased by $1,111,000 from November 30, 2003 while total liabilities were increased by $2,548,000. The Company's current ratio at August 31, 2004 was 1.60:1.00 versus 1.62:1.00 at November 30, 2003.


     Management believes that the Company will have sufficient funds to cover cash flow requirements for the balance of Fiscal 2004 as a result of significant reductions in fixed operating costs, its satisfactory balance sheet, its ability to borrow from its revolving line of credit and ongoing collection of its notes receivable. Management's goal is to return to a positive operating cash flow position in the future based upon the recent, significant reduction in fixed expenses, coupled with substantially improved sales activity. There was no material commitment for capital expenditures as of August 31, 2004. Inflation was not a significant factor in the Company's financial statements.


RESULTS OF OPERATIONS
=====================

Revenues
---------
     Consolidated revenues decreased by $2,588,000 (15%) in the first nine months of Fiscal 2004 as compared to the same period in 2003. This consolidated reduction was the combined result of lower training and consulting revenues of $3,545,000 (43%), offset by an increase in revenue from the value added reseller segment of $957,000 (10%). For the three months ended August 31, 2004, training and consulting revenues were $824,000 (33%) lower than the same three-month period in Fiscal 2003. Product revenues for the quarter ended August 31, 2004 were $1,821,000 (32%) higher than the previous year's third quarter. The decline in service revenue is consistent with the reduction experienced earlier in the year due to the staff and facility downsizing the Company undertook during the fourth quarter of Fiscal 2003. Revenues in this business segment must increase in order for it to return to profitability. We have initiated an ongoing and increased emphasis on sales and marketing activities in order to take advantage of business opportunities as the economy improves.

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

     During the fourth quarter of Fiscal 2003, the Company made the decision to exit the open enrollment public computer training segment that was part of CALC/Canterbury's offerings for the past twenty years. The high fixed cost of delivery was too much to sustain in relationship to the amount of revenue being generated. By exiting this training delivery methodology, there will be an anticipated decline in instructor-led computer training revenues for Fiscal 2004. Reduced capacity, reduced marketing emphasis, and alternative delivery options will all contribute to the projected decline. CALC/Canterbury will continue to offer private and general admission classes at its two training facilities (New York City and Parsippany, New Jersey) as well as room rentals. There will be more emphasis on offering private training at the clients' locations. This planned exit from the robust open enrollment public training segment was done in order to reduce the high fixed cost associated with its delivery and introduce more variability to the cost structure of our training business.

     In the value added hardware reseller segment, the three and nine month increase in revenues were the direct result of a significant increase in the annual purchase of computer hardware by Price William County in Fiscal 2004.
The County purchased approximately $2,400,000 more desktops and printers in the first nine months of Fiscal 2004 than they did in Fiscal 2003. Several new high schools and elementary schools opened in September, 2004 and needed to be completely equipped with new computer equipment.

     It is management's intent to more fully integrate the sales team from the training and consulting segment with the value added hardware reseller segment. Product profiles are being shared between the two groups and the Company anticipates the efforts of these two sales organizations will become more integrated in the future.

     The majority of product to be sold in the near future will be Hewlett Packard/Compaq hardware. If Hewlett Packard/Compaq moves toward an agent model with its resellers, USC/Canterbury would be paid an agent fee which approximates the current gross profit from each sale. This may greatly reduce the reported revenue in this segment. The manufacturer would record the revenue and hold the accounts receivable with the client. This possible change in business flow has not happened to date, but it is possible that the migration to the agent model will begin in the first half of Fiscal 2005, and this could significantly affect the recording of revenues and expenses in the future.

     The value added hardware reseller segment has always had very high client revenue concentration. In the first nine months of Fiscal 2004 two groups of clients accounted for 88% of the revenue in this segment. There is obvious risk associated with this very high customer concentration. See Footnote 1, Concentration of Risk, for more details on this topic. USC/Canterbury is currently making a concerted effort to diversify its revenue mix. Certain sales representatives have been given responsibility, through quotas, to penetrate the commercial market in the Baltimore/Washington area. New strategic relationships have been formed with several manufacturers to increase product offerings and reduce dependency on Hewlett Packard/Compaq. Management believes that there is still a significant amount of uncertainty regarding future revenues from the value added hardware reseller segment for Fiscal 2005.



     Technology spending in general, appears to be recovering in Fiscal
2004, but the duration and extent of a recovery is not yet known. More clients are engaging us in conversations and proposals about new projects and training requirements. The sales pipeline is fuller now than it was in the last half of Fiscal 2003, but how much of this pipeline will result in sales is still unknown. One of the biggest challenges that faces the Company is the timing of customers decisions to begin project work that has already been sold. The delays that were experienced late in Fiscal 2003 have continued into 2004.
These delays add to the uncertainty in revenue projections for the future.
Many clients continue to delay the start of various training projects, without giving us firm timetables.

     Software development revenues for Fiscal 2004 and 2003 have been excluded given that this segment has been classified as a discontinued operation as of August 31, 2004. Technical staffing revenues are no longer being reported due to its classification as a discontinued operating segment effective as of the fourth quarter of Fiscal 2003.


Costs and Expenses
-------------------
     Total costs and expenses decreased by $1,806,000 (12%) for the first nine months of Fiscal 2004 as compared to the previous year, and increased by $1,099,000 (16%) for the three months ended August 31, 2004 versus August 31, 2003. The year-to-date decrease was due to the significant reduction in fixed expenses in the training and consulting segment which occurred late in Fiscal 2003. This reduction in expenses of $2,789,000 was offset by a $983,000 increase in product costs associated with the increased sales volume in the value added reseller segment.

     Consolidated gross profit for the nine-month period ended August 31, 2004 was 15% versus 17% the prior year. The decrease is due to the higher sales volume and lower margin in the value added reseller segment. The following chart summarizes the gross margin percentages for the Company for the three and nine-month periods of 2004 and 2003.

                   Three-Months Ended,             Nine-Months Ended
                       August 31,                       August 31,
                   2004           2003              2004           2003
                  -----------------------------------------------------
Service             32%            27%               29%            26%
Product              7%             8%                8%             9%
Consolidated        11%            14%               15%            17%


     The improvement in service revenue gross profit (on lower sales volume) is again attributable to the significant reduction in fixed costs for the business segment at the end of Fiscal 2003. The biggest problem regarding gross is sales volume. The absolute dollar contribution must increase in order to cover operating costs and permit us to show a profit.

     Product margins were negatively effected by several factors. Continued weakness in technology spending forced margins lower as many suppliers competed for the same business. Manufacturers continued to eliminate reseller incentives as the products they were offering became more commoditized. The Company is currently partnering with several new hardware and software manufacturers who have specialized products that command higher profit margins. These relationships could become more important in the future as downward pressure continues on margins for personal computers, printers and servers. Management anticipates that gross margins for product sales will remain in the 10% range for the balance of Fiscal 2004, and into next year.

     While overall costs and expenses have been reduced through reductions in long-term lease commitments and workforce reductions, the challenge the Company faces now is to increase revenues and attain the benefits that reduced overhead and fixed costs would provide. The training and consulting segment reported a 11% improvement in gross profit percentage (from 26% to 29%) on a 43% decline in revenues for the first nine months of Fiscal 2004 as compared to the same nine-month period in 2003.

     When, and if, revenues increase, a higher profit level would be attainable since our fixed cost component has been drastically reduced and a larger portion of the delivery expense would be variable in nature. However, if sales increase significantly in the short term, the Company risks having insufficient resources to deliver services due to reduced manpower and facility capacity. The Company would need to contract for part-time consultants and acquire additional space through short-term rentals in order to meet client demand, which is possible, but would be more expensive to implement.

     Selling expense decreased by $188,000 (15%) in the first nine months of Fiscal 2004 as compared to the previous year. Personnel expense (salaries, bonuses, commissions and payroll burden) decrease was the biggest component of the reduction. Selling expense also decreased by $109,000 (25%) for the three months ended August 31, 2004 as compared to the previous year, again related to a reduction in personnel-related expenses.

     General and administrative expense was reduced by $1,102,000 (32%) for the first nine months of Fiscal 2004 due primarily to significant reductions in administrative and support staff as part of the workforce reduction discussed previously. For the three-month period ended August 31, 2004, general and administrative expense was also reduced by $303,000 (28%) for the same reasons.

     During the third quarter of Fiscal 2004, the Company recorded a goodwill impairment charge of $350,000 related to the carrying value of goodwill associated with MSI/Canterbury. Recent earning trends have been weak and Management concluded that a charge of $350,000 would bring the carrying value into line with recent results. The current value of the MSI/Canterbury goodwill is now $909,000. We will continue to analyze the appropriate carrying value of all goodwill associated with our subsidiaries, to determine if further improvement charges are warranted.

     Interest income decreased by $172,000 (44%) in the first nine months of Fiscal 2004 as compared to the same nine months in the previous year. The prepayment of a note receivable from the sale of a former subsidiary in September 2003 and the $500,000 reduction in the demand note and accompanying reduction in the interest rate with a related party in early 2003 were the primary reasons for the decrease. Total notes receivable decreased by approximately $2,560,000 in the twelve-month period ending August 31, 2004.

     Interest expense was reduced by $16,000 (18%) in the nine months of Fiscal 2004 versus Fiscal 2003. Reduced borrowings on the revolving line of credit and the payoff of the remaining term debt ($800,000) with the primary lender were the major reasons for the reduction. For the three months ended August 31, 2004 interest expense increased by $5,000 due to a higher interest rate on the revolving line of credit.


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


PART II - OTHER INFORMATION
=========================================

Item 1     Legal Proceedings
             Refer to the Liquidity and Capital Resources Section of the Management's Discussion of Financial Condition and Results of Operations for disclosure on legal proceedings.

Item 2     Changes in Securities - None

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Stock Holders - None

Item 5     Other Information - None

Item 6     Exhibits
           Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act-Kevin J. McAndrew
         Exhibit 32         Certification Pursuant to Section 906 of the
                              Sarbanes-Oxley Act. - Kevin J. McAndrew




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



                                CANTERBURY CONSULTING GROUP, INC.
                                -----------------------------------
                                (Registrant)

                                By/s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                President and Chief Executive Officer



                                By: /s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                Chief Financial Officer
October 7, 2004