Form 10-K
period 2004-11-30
CANTERBURY CONSULTING GROUP INC
filed 2005-06-03
CIK 794927

United States
                    Securities And Exchange Commission
                        Washington, D.C.  20549

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended: November 30, 2004   Commission File Number: 0-15588

                 CANTERBURY CONSULTING GROUP, INC.
        -------------------------------------------------------
        (Exact name of registrant as specified in its charter)

Pennsylvania                                                     23-2170505
---------------------------------                     ----------------------
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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES         NO  X
             -----       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
10-K.    X
       ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES          NO  X
                                       -----       ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock on Pink Sheets on May 31, 2005 was $789,237.

The number of shares outstanding of the issuer's class of common equity, as of May 27, 2005 was 2,769,393.


                                     PART I

ITEM 1.  BUSINESS
==================

INTRODUCTION
------------

     Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury is comprised of four operating subsidiaries with offices located in New Jersey, New York and Maryland. The focus of the Canterbury companies is to become an integral part of our clients' IT solution, designing and applying the best products, services and training to help them achieve a competitive advantage by helping their employees to succeed. Our subsidiaries offer the following technology and training solutions:

    *  distance learning solutions
    *  management training programs
    *  customized learning solutions for ERP and CRM
    *  web development
    *  systems engineering and training consulting
    *  technical and desktop applications
    *  hardware sales and support

     The Company was incorporated in the Commonwealth of Pennsylvania on March 19, 1981 and later qualified to do business in the State of New Jersey in April, 1985.

     The Company is organized into two operating segments and the corporate office. The operating segments are: training and consulting and value added hardware reseller. A third segment, software development, was discontinued during 2004 and a fourth segment, technical staffing, was discontinued during 2003.

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

     During October, 2004 a group of investors (including officers and some outside board members) formed a private company (CCG Group, Inc.) with the intent of merging with the Company, purchasing all common stock from unaffiliated shareholders and then operating the business as a private company. CCG Group offered to buy the unaffiliated shares at $.40 per share, which represented a premium over the then current average closing price of Canterbury's common stock.

    Since five of Canterbury's existing board members were going to be part of the CCG group, the board of directors determined that it would be appropriate to appoint a special committee to protect the interests of Canterbury's unaffiliated shareholders. The special committee was composed of two board members who were not employees of the company, who were not participants in the buyout proposal and who had no financial interest in the proposed merger different from Canterbury's unaffiliated shareholders generally. The special committee was authorized to exercise all of the powers of the board of directors with respect to the CCG merger offer and to investigate the terms of any proposed transaction, including the power to select and retain its own legal counsel and an independent financial advisor.

     On October 29, 2004, the special committee recommended that Canterbury accept the proposal from CCG under the terms presented to it. Canterbury's board of directors ratified that action and authorized the preparation of necessary documentation for the transactions. On November 1, 2004, Canterbury publicly announced the proposed transaction.

     In a meeting on November 16, 2004, the special committee and the Board of Directors of Canterbury unanimously (i) adopted and approved the Merger Agreement and the transactions contemplated thereby, including the merger, and
(ii) recommended that the shareholders vote to approve the Merger Agreement.

    Thus, Canterbury entered into a Merger Agreement, dated November 18, 2004, with CCG Group, Inc. Under the Agreement and Plan of Merger, Canterbury and CCG would merge if the holders of at least a majority of Canterbury's outstanding shares of common stock approved the Merger Agreement. The outstanding shares of Canterbury's common stock not owned by affiliates of CCG Group would have been converted into the right to receive an amount equal to $0.40 per share for Canterbury shares owned on the date the merger occurred, in cash, without interest. Persons associated with CCG Group, who held approximately 1,562,766 shares of Canterbury as of December 17, 2004, would not be entitled to convert their shares to cash or receive any consideration. After the merger, Canterbury would have been the surviving corporation under Pennsylvania law and would be privately held.

     At the close of business on March 15, 2005, the Agreement and Plan of Merger of CCG Group, Inc. and Canterbury Consulting Group, Inc. dated November 18, 2004 was terminated due to the fact that it was not consummated by March 15, 2005. Canterbury Consulting Group, Inc. was delayed in obtaining shareholder approval of the merger on or prior to March 15, 2005, as was called for in the Merger Agreement.

     The Agreement and Plan of Merger provided that, if it terminated due to Canterbury Consulting Group's inability to obtain shareholder approval, Canterbury Consulting Group would be responsible for the fees and expenses incurred by CCG Group, Inc. in connection with the transactions contemplated by the Agreement and Plan of Merger. Canterbury has paid CCG Group's claim for reimbursement of its fees and expenses as specified in the Agreement and Plan of Merger, which amounted to approximately $17,000.


NARRATIVE DESCRIPTION OF BUSINESS - TRAINING AND CONSULTING
-----------------------------------------------------------

     During the fourth quarter of Fiscal 2003, the Company formed a new, wholly owned subsidiary, Canterbury Corporate University, Inc. ("CCU") for the purpose of consolidating and leveraging the sales and marketing efforts of its training and consulting operations. Although the Company has been advocating and promoting cross-marketing of all of its products and services, the results to date were not satisfactory. This was due to several factors: lack of centralized sales management, varying compensation plans, lack of product and services training information as well as poor sales infrastructure and reporting. All of these shortcomings have been addressed through the formation of CCU. First, a Corporate Sales Manager was hired to spearhead this consolidated sales organization. All sales and marketing personnel in the training and consulting segment now report to this manager. The various compensation plans were unified into one performance driven plan. Sales and product training are occurring monthly for the entire sales team. Finally, the Company purchased a Client Relationship Management (CRM) product to coordinate, track and measure the sales and marketing efforts of the entire sales staff.

    The Company continually is searching for additional sales talent to help reverse the recent downward trend in training and consulting revenues. Through May, 2005 we have been modestly successful in this search. There is currently several sales positions that are vacant. One of our top priorities is to have these positions filled in order to take full advantage of the fall training season.

COMPUTER SOFTWARE TRAINING/SERVICES

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

Future Plans
     CALC/Canterbury has experienced a significant downturn in the demand for scheduled public desktop and technical training over the past several years.
The fixed costs associated with the delivery of this type of computer training are very high. Rent, equipment, personnel, registration, scheduling and technical support are all fixed costs necessary to offer this training. The Company has decided that it can no longer deliver its services in this fashion to the degree it has in the past. During the fourth quarter of Fiscal 2003, the Company closed two training facilities (Wall Street, New York and Woodbridge, New Jersey) and downsized two other training locations. The number of classrooms was reduced from twenty-nine to seven. These classrooms will be used for room rentals, private training and general admission classes. CALC/Canterbury will no longer offer a robust public schedule as it has in the past. The demand for these classes does not justify the cost. Semi-private and general admission training will be offered to our corporate clients for our most popular courses. CALC/Canterbury is repositioning its training skills and capabilities toward private training at the customer facility and at our reduced Company training facilities, as well as developing and selling distance learning products, providing various technical services along with cooperative selling efforts with select channel partners.

CUSTOMIZED ERP AND CRM LEARNING SOLUTIONS

     In September, 2001 the Company acquired User Technology Services, Inc. (Usertech), a twenty-five year old technology consulting organization specializing in custom learning solutions for major domestic corporations. The business is headquartered in the Northeast, but Usertech has consultants and account managers throughout the United States. Usertech designs, develops and delivers customized employee training programs in support of client systems implementations using a blend of traditional (instructor-led) and electronic (WBT and CBT) delivery modes. The Company's primary expertise is in Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) application systems. Customized training for PeopleSoft, Oracle, SAP and Seibel software installations are the cornerstone of the business. Usertech's consultants are also proficient in various proprietary software applications that their clients deploy.

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

     Due to a significant breach of his Employment Agreement, the President of Usertech/Canterbury was terminated from his employment on March 18, 2003. Accordingly, Canterbury ceased paying the balance of compensation due to the President of Usertech under this Employment Agreement, which exceeded $700,000. When Canterbury purchased Usertech from Ceridian Corporation, Canterbury was led to believe that this President was essential to the continued success of the company. The Company is currently negotiating a settlement with the former President of Usertech/Canterbury.

      As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. Canterbury anticipated that it would need to make a cash payment in settlement of certain claims and, on October 4, 2004 Canterbury wired $912,000 in cash to Ceridian Corporation in anticipation of a settlement of all claims. On October 27, 2004 Canterbury withdrew all of its claims in arbitration against Ceridian. The companies exchanged mutual releases.

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

     MSI/Canterbury is developing, internally, new product offerings for existing and potential customers, based on their specific needs. With several consultants who are professional course developers on staff, this process has already resulted in additional product revenue streams. The Company also intends to attempt to leverage the consolidated sales efforts of Canterbury Corporate University, Inc. to cross-market MSI/Canterbury's services to the entire client base of the Company.


NARRATIVE DESCRIPTION OF BUSINESS - VALUE ADDED HARDWARE RESELLER
===================================================================

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

Future Plans
     This subsidiary's expansion planning includes additional penetration into existing governmental installations as well as pursuing governmental municipalities in other states. USC has also expanded its sales focus to include commercial clients. The Company is introducing other subsidiary products and services into its existing client base. USC/Canterbury is also attempting to expand its reseller relationship to manufacturers other than Hewlett Packard and Compaq in order to provide its customers with more purchasing options as well as to reduce its dependence on a sole source for product.


MERGER/ACQUISITION PROGRAM
--------------------------

     Canterbury is not currently seeking acquisitions of other training or technology companies due to its desire to focus on rebuilding its existing infrastructure and returning to profitability.

EMPLOYEES
----------

     As of November 30, 2004, the Company, including all subsidiaries, had 139 employees: 53 full-time employees and 86 part-time employees. The Company believes that the relationship with its employees is satisfactory.


ITEM 2.     PROPERTIES
======================

     All facilities, including its administrative offices, branch locations and sales offices, are leased. The aggregate annual rental payments under leases will approximate $440,000 in Fiscal 2005.

     The following table sets forth the locations of the Company including square footage:

Location                                 Square Footage     Lease Expiration
-------------------------------------    --------------    ----------------

Canterbury Consulting Group, Inc.            3,000        August 2005
352 Stokes Road, Suite 200
Medford, NJ  08055


CALC/Canterbury Corp.                        3,500        November 2006
200 Lanidex Plaza
Parsippany, NJ  07054

CALC/Canterbury Corp.                        2,300        November 2006
300 Lanidex Plaza
Parsippany, NJ  07054 (classrooms only)


CALC/Canterbury Corp.                       4,500         90-day notice (mutual)
780 Third Avenue
Concourse Level One
New York, NY  10017

MSI/Canterbury Corp.                        1,000         November 2006
200 Lanidex Plaza
Parsippany, NJ  07054

USC/Canterbury Corp.                        2,500         December 2005
532 Baltimore-Annapolis Blvd.
Severna Park, MD  21146

Usertech/Canterbury Corp.                   2,000         November 2006
200 Lanidex Plaza
Parsippany, NJ  07054

     The Company believes that all of its properties are maintained in good operating condition and are suitable and adequate for our operational needs.


ITEM 3.  LEGAL PROCEEDINGS
==========================

     On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. Canterbury anticipated that it would need to make a cash payment in settlement of certain claims and, on October 4, 2004 Canterbury wired $912,000 in cash to Ceridian Corporation in anticipation of a settlement of all claims. On October 27, 2004 Canterbury withdrew all of its claims in arbitration against Ceridian. The companies exchanged mutual releases.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
========================================================

    None.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
===============================================================================

     MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     Canterbury's common stock was listed for trading on the Nasdaq SmallCap Market until its delisting on December 10, 2004. Since that time, Canterbury's
common stock has been quoted on the electronic Pink Sheets.   The closing price
(adjusted to reflect the 1 for 7 reverse stock split effective January 24, 2003) of Canterbury's common stock from December 1, 2002 through April 29, 2005, according to these sources, are listed below. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

=============================================================================
2003   |   1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
       |   -----------   |   -----------   |   -----------   |   ------------
       |  High      Low  |  High      Low  |  High      Low  |  High      Low
Common |  ----      ---  |  ----      ---  |  ----      ---  |  ----     ---
Stock  | $2.73     $1.27 | $1.36      $.68 | $1.25      $.71 | $1.50     $.95
=============================================================================
2004   |   1st Quarter   |   2nd Quarter   |   3rd Quarter   |   4th Quarter
       |   -----------   |   -----------   |   -----------   |   ------------
       |  High      Low  |  High      Low  |  High      Low  |  High      Low
Common |  ----      ---  |  ----      ---  |  ----      ---  |  ----      ---
Stock  | $1.35      $.94 | $2.05      $.71 | $1.00      $.52 |  $.60     $.26
=============================================================================
2005   |   1st Quarter   |   2nd Quarter*  ||
       |   -----------   |   -----------   ||
       |  High      Low  |  High      Low  ||
Common |  ----      ---  |  ----      ---  ||
Stock  |  $.44      $.35 | $.39      $.16  ||
============================================
* through April 29, 2005.


(b) Shareholders

     Our shareholders list contains the names of 255 registered stockholders of record of the Company's Common Stock as of May 27, 2005. Because of the low number of shareholders, the Company intends to file a notice of termination of its registration with the Securities and Exchange Commission during June 2005.

(c)  Dividends

     Canterbury has never declared a dividend on its common stock and does not plan to do so in the near future.

(d)  Sale of Unregistered Securities

     The Company did not effect any unregistered sales of equity securities during the fourth quarter of Fiscal 2004.

(e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of Fiscal 2004.

ITEM 6.  SELECTED FINANCIAL DATA
=================================

                                                                  >
                        2004          2003           2002             2001            2000
                        ----          ----           ----             ----            ----
Operating data:
Net revenues         $19,992,481   $22,021,091    $29,480,049      $26,872,307   $28,298,138
(Loss) income from
continuing
operations            (2,433,669)   (3,878,187)    (1,850,042)      (6,172,446)    1,044,820
Income (loss) from
discontinued
operations               (47,898)     (176,807)      (167,809)        (774,321)       13,395
Net (loss) income     (2,481,567)   (4,054,994)    (2,017,851)      (7,159,855)    1,058,215

Basic per share data:
(Loss) income from
continuing operations     $(1.20)       $(2.07)        $(1.06)          $(3.67)         $.73
Income (loss) from
discontinued operations     (.02)         (.09)          (.10)            (.46)          .01

Cumulative effect of
change in accounting
principle                    -             -              -              ( .12)          -
                         -------        ------         ------           ------          ----
Net (loss) income         $(1.22)       $(2.16)        $(1.16)          $(4.25)         $.74
                         =======        ======        =======          =======          ====

Balance sheet data:
Total assets         $ 8,089,613   $11,938,543    $18,668,979      $25,044,122   $31,184,412
Long-term debt       $    52,418   $    62,934     $1,209,625       $2,145,183      $678,303
Subordinated
convertible debt     $   355,000   $   355,000    $      -         $     -       $      -

The above presented financial data has been reclassified to properly reflect the discontinued operations for ATM/Canterbury and DMI/Canterbury.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

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

Delay Or Inability To Return To Positive Operating Cash Flow

     While the Company has taken significant steps to reduce fixed costs and increase revenue, a significant delay in returning to positive operating cash flow could adversely effect our liquidity and ability to conduct business. The Company reduced payroll expense and facility leases significantly during Fiscal 2004. Four facilities were closed and two more were greatly downsized, as management introduced a more flexible cost model into the business. Annual rent and occupancy expense were reduced by over $1,000,000 from the beginning of Fiscal 2003 to the beginning of Fiscal 2004. Over sixty employees were eliminated in several workforce reductions during the year. Even with these cost reductions, revenues must increase in Fiscal 2005 over Fiscal 2004 in order to achieve positive operating profit and cash flows. The newly formed sales subsidiary, Canterbury Corporate University must increase sales pipeline activity in the near term to positively impact reported revenues for the training and consulting segment. If this does not occur it could negatively effect our operating cash flow.

     The Company experienced significant pretax operating losses for the first six months of Fiscal 2004 ($994,000). During the second half of the year the Company's operating performance improved to approximately breakeven. There were several significant non-cash asset valuation charges taken during the last six months of 2004. A goodwill impairment charge of $645,000 was taken against training division goodwill and a $750,000 tax asset reserve was also recorded. These charges along with the operating loss for the first half of the fiscal year accounted for the $(2,434,000) loss from continuing operations for 2004.

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

Dependency on Key Personnel

     If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results. Our success depends on the continued employment of our senior executives and managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse effect on our operations. Sales and delivery staff are vital to ongoing customer relations and satisfaction. A significant portion of our consolidated revenue is service oriented (34% in Fiscal 2004). As such the loss of key personnel could have a negative impact on our ability to deliver and service our clients. As the economy improves, it will become more difficult to retain existing employees and attract new recruits due to the fact that they have more employment options available to them.

Municipal Budget Constraints

    USC/Canterbury, our value added hardware reseller, does a significant amount of business with the states of Maryland and Virginia (94% of this segments total revenue in Fiscal 2004). Lower tax revenues in these states have reduced the amount of funding for technology purchases recently and this trend could continue. If this trend does continue, it could have a material adverse effect on this segment's operating results. This segment has been the most profitable segment for the Company since Fiscal 2000, and its ongoing contribution to revenue and profits is vital to the Company's future.

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

Ongoing Collection of Notes Receivable With A Related Party

     A significant portion of the Company's assets and tangible net worth is represented by notes receivable from a party owned in part by members of the Company's management. To date there have been no collection issues with the notes. However, if the related party experiences a significant downturn in operating cash flow or becomes insolvent the collectibility of the note would be in jeopardy and could have a material adverse effect on the Company's asset base and tangible net worth.

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

Other Factors

     Other factors that may adversely affect our operating results include:
       *   reduced reliance on reseller channel by hardware manufacturers
       * ability to secure sufficient contractor resources to met short-term customer demand
       * insufficient training facilities to met client demand for instructor-led technology training
       *   loss of key clients through merger, sale or divestiture
       *   ongoing cost of compliance with provisions of The Sarbanes-Oxley Act.


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

     In the past four years the Company has experienced significant pretax losses from continuing operations totaling $14,334,000. Of this amount, $8,362,000 represents goodwill impairment on several acquisitions made over the past eleven years. The Company has managed to remain financially viable through these recent losses during the last four years by accelerating collection on several long-term notes receivable and generating net operating cash flow of $396,000. The Company significantly reduced its operating costs and restructured its sales team for Fiscal 2004.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at November 30, 2004 was $1,226,000, a decrease of $555,000 from the previous year end. While the entire balance sheet has contracted during Fiscal 2004, the most significant reductions occurred in the cash and current portion of long term debt. During September, 2004 the Company paid $912,000 to Ceridian Corp. as the final installment for the purchase of Usertech/Canterbury. This amount included $800,000 in debt and $112,000 in accrued interest.

     The Company also reduced its accounts payable by $384,000 and accounts receivable were reduced by $668,000. These reductions were the result of expedited collection of receivables from several large customers and subsequent reduction in payables related to these sales.

     As of November 30, 2004, the Company had $200,000 outstanding on its revolving line of credit with Commerce Bank. As of that date, the Company was in compliance with all of the financial covenants of its loan agreement. The Company, however, was within $11,000 of violating its cumulative pretax loss covenant as of November 30, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003). The actual pretax loss from continuing operations plus any non-cash charge (goodwill impairment).

     As a subsequent event, during the first quarter of Fiscal 2005, the Company breached the cumulative pretax loss covenant. As a result of this occurrence, the Company and Commerce Bank executed a forbearance agreement and an amendment to the loan agreement. The maximum revolving credit was reduced to $750,000 and it was agreed that the outstanding revolver balance would be paid in full by April 30, 2005 out of the proceeds from the $800,000 the Company received in conjunction with a refinancing of a long term note receivable with a related party. The loan ($550,000) was paid off on April 14, 2005 and the loan agreement with the bank has been terminated. The bank has released all liens on the Company's balance sheet.

     During the second quarter of Fiscal 2005 the Company negotiated a refinancing of its long term notes receivable with a related party. The Company received an $800,000 payment and the two existing notes were combined into one. As of May 1, 2005 the new note had a balance of $2,469,585 with an eight-year term and an 8% interest rate. Monthly payments on the new note are $34,912. From the $800,000 received as part of the refinancing, $550,000 was used to pay off the revolving line of credit with the Company's primary lender.

     Cash flow used in operating activities for the year ended November 30, 2004 was ($860,000), an improvement of $211,000 from the previous year. While these results were slightly better than Fiscal 2003, it marked the second consecutive year of negative cash flow from operations and only the second year in the past ten, where the Company failed to generate positive operating cash flow. Total assets declined by $3,849,000, while total liabilities were reduced by $1,316,000. The Company's current ratio was 1.79:1.00 versus 1.62:1.00 at November 30, 2003.

     Management believes that the Company should have sufficient funds to cover cash flow requirement for Fiscal 2005 based on the refinancing of the long term note receivable with a related party and the ability to finance seasonal increases in sales volume (May-August) for its Hardware Reseller segment using alternative non-traditional sources (lock box, floor planning, etc.). Since the Company terminated its borrowing relationship with Commerce Bank during April 2005, the alternative lending capabilities are critical to support the business. While the cost of money will be higher than traditional revolving credit from a bank, the Company will have more flexibility in managing the business. The Company has continued to reduce fixed costs (primarily support personnel). These cost reductions, if coupled with increased sales activity, could permit the Company to return to a positive operating cash flow position for the third and fourth quarters of Fiscal 2005. These were no material commitments for capital expenditures as of November 30, 2004. Inflation was not a significant factor in the Company's financial statements.

     The following table summarizes the Company's contractual obligations for long-term debt and lease obligations as of November 30, 2004:

                                                       Payments Due By Period
                                                                       >
                                             Less Than                           More Than
Contractual Obligations         Total         1 Year     1-3 Years   3-5 Years    5 Years
- --------------------------------------------------------------------------------------------

Long-term notes payable      $   28,002      $  9,883    $ 18,119    $   -       $    -
Capital lease obligations        58,405        24,106      34,299        -            -
Subordinated convertible
  debt
                                355,000*         -        355,000        -            -
Revolving line of credit        200,000       200,000        -           -            -
Operating leases                750,204       469,743     280,461        -            -
                           - ----------      --------   ---------    --------    ------ ---
Total                        $1,391,611      $703,732   $ 687,879    $   -       $    -
                            ===========      ========   =========    ========    ===========

*As a subsequent event, this debt was converted to common stock.


RESULTS OF OPERATIONS
=======================

Fiscal 2004 Compared to Fiscal 2003
-----------------------------------

Revenues
     Consolidated revenues decreased by $2,029,000 (9%) in Fiscal 2004 as compared to Fiscal 2003. This decrease is the net result of a decrease in service revenue of $3,612,000 ($35%) and an increase in product revenue of $1,583,000 (14%). The training and consulting segment again experienced an across the board decline in revenues which has been the trend over the past three years as indicated by the following table.

                           Fiscal 2004    Fiscal 2003        Fiscal 2002
                           -----------    -----------        -----------
Usertech/Canterbury        $3,647,000     $5,018,000         $9,053,000
CALC/Canterbury             2,202,000      4,093,000          4,804,000
MSI/Canterbury                732,000        955,000          1,161,000
USC/Canterbury                120,000        247,000            362,000
                           -----------   -----------        -----------
Total                      $6,701,000    $10,313,000        $15,380,000
                           ===========   ===========        ===========

     The increase in product revenues for Fiscal 2004 was the result of an increased purchase from a major customer in Virginia. This municipality (school system) had several new school openings during 2004 which needed to be outfitted for PC's, printers and servers. It is anticipated that the revenue from this client in 2005 will be lower.


Costs and Expenses
     Total costs and expenses decreased by $1,616,000 (9%) in Fiscal 2004 versus 2003. The decrease was due to reduced sales volume and cost reductions in the training and consulting segment ($3,391,000) offset by an increase in the hardware reseller segment of $1,775,000 due to higher sales volume. Overall gross profit decreased to 16% from 16.4% in Fiscal 2003. Service gross profit increased to 32% in Fiscal 2004 from 23% in the previous year. This increase was the result of the cost saving initiative undertaken in late 2003 for this segment. This increase in gross profit percentage is impressive in light of the 35% reduction in 2004 sales volume for the training and consulting segment as compared to 2003. The hardware reseller segment experienced a further decline in gross profit from approximately 10% in Fiscal 2003 to 8% in Fiscal 2004.

     Product margins continue to be negatively effected by several factors. Continued weakness in technology spending forced margins lower as many suppliers compete for the same business. Hardware manufacturers continued to eliminate incentives to their resellers as the products they are offering have became more commoditized. The Company continues to partner with new hardware manufactures who have specialized products that command higher profit margins. However, the sales volume from these specialized products has not been sufficient to counteract the lower margin on personal computers and printers. Management anticipates that gross margin for product sales will remain in the 7%-8% range for Fiscal 2005.

     Selling expense decreased by $328,000 (19%) in Fiscal 2004 as compared to the previous year. Personnel expense (salaries, bonuses, commissions and payroll burden) accounts for the entire decrease. A smaller sales staff and less commissions on lower revenue and gross profit were the two most significant reasons for the reduction in selling expense for Fiscal 2004.

     General and administrative expense was reduced by $1,322,000 (30%) due primarily to cost savings as a result of the reduction in workforce in the training and consulting segment in late 2003 ($875,000). Other major costs reductions in Fiscal 2004 which contributed to the overall decrease were health insurance ($211,000); public company expense ($81,000); life insurance ($52,000); and bank charges ($39,000).

     Interest income decreased by $180,000 (39%) in Fiscal 2004 as compared to the previous year. The prepayment of the note receivable from the sale of a former subsidiary in September 2003 and the reduction in the interest rate on a note receivable with a related party were the primary reasons for the decrease.

     Interest expense was reduced by $15,000 (12%) in Fiscal 2004 versus Fiscal 2003. Payment of $800,000 note payable for an acquisition made in September 2004 was the primary reason for the reduction in interest expense.

Critical Accounting Policies

   Goodwill
     The Company recorded a total of $645,000 of goodwill impairment in our training and consulting segment ($610,000 for MSI/Canterbury and $35,000 for Usertech/Canterbury) at November 30, 2004. The economic downturn for MSI/Canterbury continued for a fourth consecutive year. The fair value of MSI/Canterbury and Usertech/Canterbury were estimated based upon our recent earnings history and our future earnings expectations.

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

Valuation Allowance-Deferred Tax Assets
     The Company records valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be realized. This process involves forecasting the future profitability of our businesses to determine whether the Company is expecting to generate sufficient taxable income to fully utilize our existing tax loss carryforwards and other tax assets. The Company has recorded a valuation allowance of $4,449,000 and $3,788,000 as of November 30, 2004 and 2003, respectively. The valuation allowance was increased as of November 30, 2004 and 2003 due to the Company falling short of budgeted 2004 and 2003 revenues and earnings and the resulting changes in our earnings forecasts for Fiscal 2005 and beyond. This resulted in a $759,000 expense in Fiscal 2004 and a $780,000 expense in Fiscal 2003 related to an adjustment to our beginning of the year estimate for the valuation allowance.

     At November 30, 2004, the Company had loss carryforwards of $11,050,000 for federal income tax reporting purposes. Future expiration dates of federal loss carryforwards are as follows: $835,000 in 2007, $3,665,000 in 2012, $335,000 in
2021 and $1,715,000 in 2022, $3,045,000 in 2023 and $1,455,000 in 2024.

     The determination of the valuation allowance is based upon our earnings forecasts that we use in the management of our businesses. Therefore, we are required to make estimates and judgments based upon historical experience and the best information available to us. However, future events are subject to change and we may have to adjust the valuation allowance in future periods, accordingly.


Fiscal 2003 Compared to Fiscal 2002
=====================================

Revenues

     Consolidated revenues decreased by $7,459,000 (25%) in Fiscal 2003 as compared to 2002. This overall reduction was the result of an across the board revenue decease in all operating segments of the Company. The training and consulting segment recorded a decline in revenues of $5,066,000 (33%). The value added hardware reseller segment saw revenues decline by $2,392,000 (17%). Software development revenues for Fiscal 2003 were approximately the same as in Fiscal 2002. Technical staffing revenues are no longer being reported due to its classification as a discontinued operating segment effective in 2003.

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

     The $2,392,000 reduction in revenues from Fiscal 2002 to 2003 is due primarily to reduced pricing for most computer hardware products. While it is difficult to pinpoint the precise decline in the cost and sales price of the specific computer hardware sold by this segment over the past year, it is safe to estimate that prices have dropped anywhere from 20% to 30%. If this is the case, most, if not all of the decline in revenue for Fiscal 2003 can be attributed to a lower sales price on approximately the same unit volume. This trend will continue into Fiscal 2004 as well.

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

Costs and Expenses
     Total costs and expenses decreased by $4,678,000 (20%) in Fiscal 2003 versus 2002. The decrease was due to reduced sales volume in both product and service revenues. Overall gross profit decreased to 16% from 22% in Fiscal 2002. Service gross profit declined to 23% in Fiscal 2003 from 31% in the previous year. Product gross profit also declined from 12% in Fiscal 2002 to 10% in Fiscal 2003.

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

     Selling expense decreased by $673,000 (28%) in Fiscal 2003 as compared to the previous year. Personnel expense (salaries, bonuses, commissions and payroll burden) decrease of $498,000 was the biggest component of the reduction. There were less sales and marketing staff during Fiscal 2003 as non-productive sales representatives were terminated during the year. There were also less commissions and bonuses paid due to the lower revenue and profit in Fiscal 2003 ($68,000). Advertising expense decreased by $115,000 due primarily to the elimination of the production and distribution of a public training schedule for CALC/Canterbury.

     General and administrative expense was reduced by $1,115,000 (20%) due primarily to significant reductions in administrative and support staff as part of the workforce reduction discussed previously ($595,000). Other major cost reductions in Fiscal 2003 which contributed to the overall decrease were: bad debt expense ($237,000); equipment rental ($111,000); public company expense ($96,000) and phone expense ($57,000).

     Interest income decreased by $181,000 (28%) in Fiscal 2003 as compared to the previous year. The prepayment of the note receivable from the sale of a former subsidiary in September 2003 and the $500,000 reduction in the demand note and accompanying reduction in the interest rate with a related party were the primary reasons for the decrease. Total notes receivable decreased by approximately $3,200,000 during the year.

     Interest expense was reduced by $72,000 (37%) in Fiscal 2003 versus Fiscal 2002. Reduced borrowings on the revolving line of credit and the payoff of the remaining term debt ($800,000) with the primary lender were the major reasons for the reduction.

Critical Accounting Policies
Goodwill
     As previously stated, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" as of December 1, 2001. This standard requires that goodwill no longer be amortized, but instead, be tested for impairment on a periodic basis.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

     We are not exposed to market risk from changes in interest rates. Currently, we have $200,000 invested in short term certificates of deposit and $100,000 invested in a municipal bond mutual fund. We account for these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
====================================================

     The financial statements and supplementary data are as set forth in the Index on page 27.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
=========================================================================

     There were no disagreements with the Company's independent auditors on matters of accounting or financial disclosure.


ITEM 9A.  CONTROLS AND PROCEDURES
=================================

     Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

     There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by the Company's chief executive officer and chief financial officer.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
=============================================================

     The directors, executive officers and control persons of the Company as of the date of this report were as follows:
                                     Director       Principal
Name                            Age     Since        Occupation
-----------------------------------------------------------------------------
Stanton M. Pikus                64       1981      Chairman of the Board of
                                                   Directors
Kevin J. McAndrew               47       1990      President, Chief
                                                   Executive Officer,
                                                   Chief Financial Officer,
                                                   and Treasurer
Jean Zwerlein Pikus             51       1984      Vice President,
                                                   Secretary
Alan B. Manin(1)(2)(4)          68       1981      President, Atlantis,
                                                   Inc.
Stephen M. Vineberg(1)(2)(3)(5) 63       1988      President, CMQ, Inc.
Paul L. Shapiro(1)(2)(3)(4)     53       1992      Manager, McKesson Drug Co.
Frank A. Cappiello(1)(4)(6)(7)  79       1995      Managing Director of
                                                   Montgomery Brothers,
                                                   Cappiello, L.L.C.
(1) Independent Board of Directors Member.
(2) Member of the Compensation Committee of the Board of Directors.
(3) Member of the Audit Committee of the Board of Directors.
(4) Member of the Corporate Governance and Nominating Committee of the Board of Directors.
(5) Chairman and Member of the Corporate Governance and Nominating Committee of the Board of Directors.
(6) Chairman and Member of the Audit and Compensation Committees of the Board of Directors.
(7) Financial expert of the Audit Committee of the Board of Directors.

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

     FRANK A. CAPPIELLO, a Director since 1995, Frank Cappiello is one of the country's leading financial analysts. He is an expert on the national economy and a recognized authority on investments. Mr. Cappiello's background in economics is extensive. For more than 12 years, he was chief investment officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, Mr. Cappiello was research director of a major stock brokerage firm. Subsequently, he was president of an investment counseling firm, McCullough, Andrews & Cappiello, Inc., providing asset management to individual and institutional investors. Mr. Cappiello is currently Chairman and a Managing Director of Montgomery Brothers, Cappiello, LLC, an investment advisor with offices in Washington, D.C. and New York. Mr. Cappiello was a regular panelist on the award winning television program Wall $treet Week With Louis Rukeyser, where he was a member of its Hall of Fame since 1991. He continues his panelist role on Louis Rukeyser's Wall Street on CNBC. He is also a frequent guest on CNN as well as CNBC. He is the author of four books, including Finding the Next Superstock. Mr. Cappiello is a graduate of the University of Notre Dame and Harvard University's Graduate School of Business Administration.

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

AUDIT COMMITTEE
---------------
     The Audit Committee assists the Board of Directors in fulfilling the Board's oversight responsibility to the shareholders relating to the integrity of the Company's financial statements, the Company's compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company's independent auditor and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Corporation.

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

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS
--------------------------------------------
     The Company has adopted a Code of Ethics for Senior Financial Officers. A copy of this document can be obtained upon written request to Canterbury's Investor Relations Department at 352 Stokes Road, Suite 200, Medford, NJ 08055.

ITEM 11.     EXECUTIVE COMPENSATION

CASH COMPENSATION

                                             SUMMARY COMPENSATION TABLE

                                                               Long-Term Compensation
                       Annual Compensation            Award                       Payouts
                       ----------------------------- -------------------------------------------

                                                 Other              Securities         All other
Name and                                        Annual   Restricted Underlying           Compen-
Principal                     Salary  Bonus     Compen-   Stock      Options/  LTIP      sation
Position                Year  ($)     ($)       sation($) Awards($)   SAR(#)   Payouts($)  ($)
- - ------------------------------------------------------------------------------------------------
Stanton M. Pikus        2004 $227,000 $  -        $-     $  -          -       $-         $-
Chairman                2003  233,000  30,000(1)   -      15,000       -        -          -
                        2002  247,000    -         -        -          -        -          -

Kevin J. McAndrew       2004 $227,000 $  -        $-     $  -          -       $-         $-
President, Chief        2003  233,000  20,000(1)          15,000       -        -          -
Executive Officer, and  2002  247,000    -         -        -          -        -          -
Chief Financial Officer

Jean Z. Pikus           2004 $139,000 $  -        $-     $  -          -       $-         $-
Vice President          2003  143,000  11,700(1)   -       9,000       -        -          -
                        2002  150,000    -         -        -          -        -          -

(1) Awarded in Fiscal 2002 and paid in Fiscal 2003.

     No other Executive Officer received in excess of $100,000 in total annual compensation for the year ended November 30, 2004.

     There were no stock options granted to Executive Officers during Fiscal
2004.

+--------------------------------------------------------------------------------------+
|                           Number of Securities          Value of Unexercised         |
|                           Underlying Unexercised           In-The-Money Options      |
|                          Options at Year End             at Fiscal Year End 2004     |
|                                2004 (#)                             ($)              |
| Name                  Exercisable    Unexercisable  Exercisable   Unexercisable      |
|---------------------+-------------+---------------+------------+---------------------+
|S>                   |             |               |            |                     |
| Stanton M. Pikus    |    39,288   |     0         |     $0     |       $0            |
|-------------------- +-------------+---------------+------------+---------------------+
| Kevin J. McAndrew   |    31,430   |     0         |     $0     |       $0            |
|---------------------+-------------+---------------+------------+---------------------+
| Jean Z. Pikus       |    17,859   |     0         |     $0     |       $0            |
|-------------------- +-------------+---------------+------------+---------------------+

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

     On March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, voluntarily reduced their present salaries by 8%. This is in line with a previously instituted 8% salary reduction at one of the Company's largest subsidiaries. On August 18, 2003, on the recommendation of Mr. Frank Cappiello, the Chairman of the Compensation Committee of the Board of Directors, the Chairman, President and Vice President agreed to continue their voluntary 8% salary cuts through November 30, 2003 even though they have employment contracts in place. In lieu of the cash lost they were offered a block of restricted common stock on which they must be personally
responsible for the applicable federal and state income taxes.    A charge of
$77,000 was made during the third quarter of Fiscal 2003 to reflect the cost of this stock. The corporate management team continues to receive its reduced rate of cash pay as of the date of this filing.


COMPENSATION PURSUANT TO PLAN
     The following qualified and non-qualified stock options were granted at 100% of the market value on date of grant to executive officers and directors of the Company as of April 29, 2005.


Name of Individual      Capacity in Which Served   Date Granted   Exercise Price    Options
----------------------------------------------------------------------------------------------
Stanton M. Pikus        Chairman of the Board of      8/2/00        $21.00           3,572
                         Directors                  11/28/00        $19.46          10,715(1)
                                                      1/9/01        $10.50          10,715(1)
                                                    11/12/01         $4.83          14,286(1)
----------------------------------------------------------------------------------------------
Kevin J. McAndrew       President, Chief Executive    8/2/00        $21.00          2,858
                        Officer, Chief Financial    11/28/00        $19.46          7,143(1)
                        Officer, Treasurer, Director  1/9/01        $10.50          7,143(1)
                                                    11/12/01         $4.83         14,286(1)
----------------------------------------------------------------------------------------------
Jean Z. Pikus           Vice President, Secretary,    8/2/00        $21.00          2,143
                         Director                   11/28/00        $19.46          3,572(1)
                                                      1/9/01        $10.50          3,572(1)
                                                    11/12/01         $4.83          8,572(1)
----------------------------------------------------------------------------------------------
Alan Manin              Director                      8/2/00        $21.00            715
                                                    11/12/01         $4.83          2,858
                                                    08/18/03          $.75         10,000
- - ----------------------------------------------------------------------------------------------
Stephen Vineberg        Director                      8/2/00        $21.00            715
                                                    11/12/01         $4.83          2,858
                                                    08/18/03          $.75         10,000
----------------------------------------------------------------------------------------------
Paul Shapiro            Director                      8/2/00        $21.00            715
                                                    11/12/01         $4.83          2,858
                                                    08/18/03          $.75         10,000
----------------------------------------------------------------------------------------------
Frank Cappiello         Director                      8/2/00        $21.00          1,786
                                                    11/12/01         $4.83          5,715
                                                    08/18/03          $.75         20,000
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


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     There has been no change in control of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     No member of the Compensation Committee is a current officer or has been an officer of the Company or any of its subsidiaries during the past seven years. In addition, there are no compensation committee interlocks with other entities with respect to any such member.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
=========================================================================

     The following table shows the amount of Canterbury's common stock of beneficially owned (unless otherwise indicated) by each shareholder who beneficially owns over 5% of Canterbury's outstanding common stock, by each of Canterbury's directors and by the directors and executive officers of Canterbury as a group.

                            Amount and Nature of Beneficial Ownership
                               Shares          Shares Acquirable    % Owned of
Name of                        Currently       Within 60 Days By    Company's
Beneficial Owner(1)(3)         Owned           Option Exercise(4)   Shares(1)(2)
--------------------------------------------------------------------------------
Stanton M. Pikus (5)(6)        254,594           39,288              10.46%
Kevin J. McAndrew              181,402           31,430               7.60%
Jean Zwerlein Pikus (5)(6)      29,452           17,859               1.70%
Alan Manin                     116,866           13,573               4.69%
Stephen M. Vineberg              1,233           13,573               0.53%
Paul L. Shapiro                     95           13,573               0.49%
Frank A. Cappiello             108,810           27,501               4.87%
--------------------------------------------------------------------------------
All Officers and
Directors as a group
(7 in number)                 692,452           156,797              29.02%
--------------------------------------------------------------------------------
Aaron Alter                   202,256              -                  7.30%
                             --------           -------              ------
               Total          894,708           156,797              35.93%
================================================================================

1. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, Canterbury believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock. Total outstanding shares of common stock is 2,769,393.
2. This percentage was calculated based upon the assumption that only the individual shareholder would be converting his/her options to Company shares.
3. The business address of all officers and directors listed above is in care of Canterbury Consulting Group, Inc. 352 Stokes Road, Suite 200, Medford, NJ 08055. Aaron Alter's address is 7920 Avenida Diestro, Carlsbad, CA 92009.
4. All stock options are out-of-the-money and are exercisable at greater than $0.40 per share. Stock Options are delineated in the table labeled Shares Acquirable Within 60 Days By Option Exercise.
5.     Included in Stanton M. Pikus' common stock are 95 shares owned with Jean
Z. Pikus JTWROS.  These shares are not included in Jean Z. Pikus' common stock.
6. 10,286 shares of Canterbury common stock owned in the name of Matthew Zane Pikus Trust are not included in Stanton M. Pikus' or Jean Z. Pikus' shares currently owned total.

     The following table summarizes certain information regarding the Company's equity compensation plans at November 30, 2004.


                                 ( a )               ( b )                 ( c )
                       Number of Securities        Weighted-average      Number of
                       to be issued upon exercise  exercise price of     securities remaining
                       of outstanding options,     outstanding options,  available for future
                       warrants and rights         warrants and rights   issuance under equity
                                                                         compensation plans
                                                                         (excluding securities
Plan Category                                                            reflected in column (a))
- - ------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders (1)           166,800                   $7.83                   6,430

Equity compensation
plans not approved by
security holders(2)              6,430                   $6.30                    -
                             ---------                   -----                --------
    Total                      173,230                   $7.77                 345,106
                             =========                   =====                ========


 (1) 1995 Employee Stock Option Plan was approved by the shareholders on July 21, 1995 with an amendment approved by shareholders on August 26, 1996. See
Note 13 of Notes to Consolidated Financial Statements, Stock Option Plans for a description of stock option plans.
(2) Options and Warrants issued to consultants outside of the shareholder approved stock option plan were issued on May 23, 2002.


CHANGE IN CONTROL

     There are no arrangements known to the Company that could result in a change in control of the Company.

     As a subsequent event, during December 2004, $355,000 in senior convertible debt was converted into 1,000,000 shares of Canterbury restricted common stock in contemplation of the potential pending merger with CCG Group, Inc. See Footnote 2 for a full discussion of this proposed merger transaction.

     After the conversion of the senior subordinated debt in December 2004, the officers, directors and investors who comprised CCG Group, Inc. owned approximately 52.7% of the total outstanding shares of the Company. At the close of business on March 15, 2005, the Agreement and Plan of Merger of CCG Group, Inc. and Canterbury Consulting Group, Inc. dated November 18, 2004 was terminated due to the fact that it was not consummated by March 15, 2005. Canterbury Consulting Group, Inc. was delayed in obtaining shareholder approval of the merger on or prior to March 15, 2005, as was called for in the Merger Agreement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
========================================================

     The Company has secured key-person life insurance policies for its Corporate Officers. The amount and beneficiary of the key-person life insurance policies are as follows:

Corporate Officers      Amount of Policy       Beneficiary
-------------------     ----------------       -----------
Kevin J. McAndrew         $1,000,000            Company
Jean Z. Pikus             $500,000              Company

     During Fiscal 2001, certain officers and directors of the Company purchased 33% stock ownership in a corporation that was previously a subsidiary of the
Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. The Company holds note receivables in the amount of $3,472,253 from this corporation of which $3,382,000 pertains to notes originating on the November 1996 date of sale (see
Note 4). The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $261,000 and $322,000 of interest income from these notes in Fiscal 2004 and 2003, respectively. During the fourth quarter of Fiscal 2003, a 22% owner of this corporation passed away. After his death, that corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this corporation.

     At November 30, 2004 and 2003, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $2,150,000 and $3,595,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%.

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

     As a subsequent event, during the first quarter of Fiscal 2005, $1,489,500 of notes receivable for common stock - related parties were cancelled in return for 196,429 shares of Company common stock in full satisfaction of the liability.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
=================================================

Fees of Independent Public Accountants

Audit Fees

     The aggregate fees billed by Baratz & Associates, P.A. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended November 30, 2004, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $79,500 for 2004 $83,500 for 2003 and $73,000 for 2002.

Audit Related Fees

     The aggregate fees billed by Baratz & Associates, P.A for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the heading "Audit Fees" above for the fiscal years ended November 30, 2004, November 30, 2003 and November 30, 2002 were $7,000, $500 and $0, respectively. During 2004 and 2003, these services included proxy disclosure review.

Tax Fees

     The aggregate fees billed by Baratz & Associates, P.A for professional services for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2004, November 30, 2003 and November 30, 2002 were $26,000, $24,000 and $23,000, respectively. During 2004, 2003 and 2002, these services generally included federal and state tax return preparation services.

All Other Fees

     There were no additional aggregate fees billed by Baratz & Associates, P.A for other services rendered to the Company for the fiscal years ended November 30, 2004, November 30, 2003 and 2002.

Pre-Approved Services

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


                                      PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

     Consolidated Financial Statements filed here include: Balance Sheets at November 30, 2004 and 2003 and Statements of Operations, Stockholders' Equity and Cash Flows for the years ended November 30, 2004, 2003, and 2002. All other schedules for which provision is made in Regulation S-K of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

Consolidated Financial Statements                                      Page No.
                                                                       --------
Report of Independent Auditors                                          F- 1
Consolidated Balance Sheets - November 30, 2004 and 2003                F- 2
Consolidated Statements of Operations - Years ended November 30, 2004,
    2003, and 2002                                                      F- 4
Consolidated Statements of Stockholders' Equity/Years
    ended November 30, 2004, 2003, and 2002                             F- 6
Consolidated Statements of Cash Flows - Years ended November 30, 2004,
    2003, and 2002                                                      F- 8
Notes to Consolidated Financial Statements                             F- 9
Valuation and Qualifying Accounts                                      F- 25

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit No.                    Description
- ------------------------------------------------------------------------------
3(a) Articles of Incorporation of Canterbury Press, Inc (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994)
3(b) By-Laws of the Registrant (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement, SEC. File No. 33-77066 filed on March 30, 1994)
3(c)     Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Education Services, Inc. (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement,
         SEC. File No. 33-77066 filed on March 30, 1994)
3(d)     Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Corporate Services, Inc. (incorporated by reference from the like-numbered exhibit to Form S-3 Registration Statement,
         SEC. File No. 33-77066 filed on March 30, 1994)
3(e)     Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Information Technology, Inc. (incorporated by reference from the Annual Report and Definitive Proxy Materials filed with the SEC on May 2, 1997)
3(f)     Certificate of Amendment to Articles of Incorporation changing the name to Canterbury Consulting Group, Inc incorporated by reference from the Annual Report and Definitive Proxy Materials filed with the SEC on March 6, 2001
10.1 Kevin J. McAndrew's Employment Agreement (incorporated by reference from Exhibit 99.13 to Form 8-K filed with the SEC on June 11, 2001)
10.2     Stanton M. Pikus' Employment Agreement (incorporated by reference from
         Exhibit 99.13 to Form 8-K filed with the SEC on June 11, 2001)
10.3 The Amended Audit Committee Charter (incorporated by reference from Appendix A to the Annual Report and Definitive Proxy Materials filed with the SEC on October 24, 2003)
10.4     Code of Ethics for Senior Financial Officers (incorporated by reference from the Annual Report for Fiscal 2004 filed with the SEC on March 1, 2004)
21       Subsidiaries of Registrant (filed herewith)
31.2 Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32 Certifications pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Canterbury Consulting Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CANTERBURY CONSULTING GROUP, INC.

Dated:  6/3/05     By /s/ Kevin J. McAndrew
        -------        ---------------------
                      Kevin J. McAndrew, President; Chief Executive Officer; Treasurer

Dated:  6/3/05     By /s/ Kevin J. McAndrew
        -------        ---------------------
                      Kevin J. McAndrew, Chief Financial Officer

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed on behalf of Canterbury Consulting Group, Inc. and in the capacities and on the dates indicated.

Dated:  6/3/05       By /s/ Stanton M. Pikus
        -------        --------------------
                      Stanton M. Pikus, Director; Chairman of the Board of Directors

Dated:  6/3/05     By /s/ Kevin J. McAndrew
        -------        ---------------------
                    Kevin J. McAndrew, President, Chief Executive Officer; Executive Vice President; Chief Financial Officer; Director

Dated:  6/3/05     By /s/ Jean Zwerlein Pikus
        -------        -----------------------
                    Jean Zwerlein Pikus, Vice President - Operations; Secretary; Director

Dated:  6/3/05     By /s/ Alan Manin
        -------        --------------
                    Alan Manin, Director

Dated:  6/3/05     By /s/ Stephen M. Vineberg
        -------        ---------------------
                    Stephen M. Vineberg, Director

Dated:  6/3/05     By /s/ Paul L. Shapiro
        -------        -------------------
                    Paul L. Shapiro, Director

Dated:  6/3/05     By /s/ Frank A. Cappiello
        -------        ---------------------
                    Frank A. Cappiello, Director

           Report of Independent Auditors - 2004, 2003 and 2002
           ------------------------------------------------------





To the Board of Directors and Stockholders
Canterbury Consulting Group, Inc.
Medford, New Jersey


We have audited the accompanying consolidated balance sheets of Canterbury Consulting Group, Inc. as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2004. Our audits also included the financial statement schedule referenced as page F-25 in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canterbury Consulting Group, Inc. as of November 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


Baratz & Associates, P.A.
Marlton, New Jersey
April 29, 2005

                          CONSOLIDATED BALANCE SHEETS
                           November 30, 2004 and 2003


ASSETS
                                       2004              2003
                                       ----              ----
Current Assets:

   Cash and cash equivalents         $319,757         $1,385,824
   Marketable securities              100,000            300,000
   Accounts receivable, net of
    allowance for doubtful
    accounts of $168,000 and
    $271,000                        1,809,230          2,477,060
   Notes receivable - current
    portion                           310,602            287,845
   Prepaid expenses and other
    assets                             92,079             93,311
   Inventory, principally
    finished goods, at cost           144,702             92,599
                                   ----------         ----------
       Total Current Assets         2,776,370          4,636,639

   Property and equipment at
    cost, net of accumulated
    depreciation of $1,234,000
    and $1,093,000                    310,431            604,449
   Goodwill                         1,788,381          2,433,381
   Deferred tax assets                   -               759,000
   Notes receivable                 3,161,651          3,472,253
   Other assets                        52,780             32,821
                                   ----------        -----------
      Total Assets                $ 8,089,613        $11,938,543
                                   ==========        ===========

                                    Continued
                                See Accompanying Notes

                             CONSOLIDATED BALANCE SHEETS
                             November 30, 2004 and 2003
                                       Continued

LIABILITIES AND STOCKHOLDERS' EQUITY


                                    2004                     2003
                                -------------           ------------

Current Liabilities:
   Accounts payable - trade        579,638             $   963,588
   Accrued expenses                404,126                 532,597
   Unearned revenue                332,434                 470,107
   Current portion,
    long-term debt                 233,989                 889,490
                                ----------              ----------
          Total Current
              Liabilities        1,550,187               2,855,782

Long-term debt                      52,418                  62,934
Subordinated convertible
 debt                              355,000                 355,000
                                ----------              ----------
          Total Liabilities      1,957,605               3,273,716
                                ----------              ----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.001 par
    value, 50,000,000 shares
    authorized; 1,965,822 and
    2,097,251 issued and
    outstanding                      1,966                   2,097

   Additional paid-in
    capital                     22,751,620              24,248,039
   Accumulated deficit         (14,471,384)            (11,989,817)
   Notes receivable for
    common stock - related
    parties                     (2,150,194)             (3,595,492)
                                ----------              ----------

       Total Stockholders'
       Equity                    6,132,008               8,664,827
                                ----------              ----------

       Total Liabilities and
       Stockholders' Equity    $ 8,089,613             $11,938,543
                               ===========             ===========


                                 See Accompanying Notes

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended November 30, 2004, 2003 and 2002

                                     2004            2003                 2002
                                     ----            ----                 ----

Service revenue                   $6,701,125     $10,312,933         15,379,821
Product revenue                   13,291,356      11,708,158         14,100,228
                                  ----------     -----------         ----------
   Total net revenue              19,992,481      22,021,091         29,480,049

Service costs and expenses         4,528,372       7,917,643         10,656,433
Product costs and expenses        12,268,396      10,501,099         12,441,006
                                  ----------     -----------         ----------
   Total costs and expenses       16,796,768      18,418,742         23,097,439

Gross profit                       3,195,713       3,602,349          6,382,610
                                  ----------     -----------         ----------

Selling                            1,390,875       1,718,811         2,392,216
General and administrative         3,132,900       4,455,008         5,570,171
Goodwill impairment                  645,000       1,175,000           583,723
                                  ----------     -----------        ----------

   Total operating expenses        5,168,775       7,348,819         8,546,110

Other income/(expenses)
  Interest income                    284,180         463,856           644,796
  Interest expense                  (107,589)       (122,751)         (194,936)
  Other                              112,832         (16,498)           89,336
                                  ----------     -----------        ----------
  Total other income/(expenses)      289,423         324,607           539,196

Loss from continuing operations
 before income taxes              (1,683,639)     (3,421,863)       (1,624,304)

Provision for income taxes           750,030         456,324           225,738
                                  ----------     -----------        ----------

Loss from continuing operations   (2,433,669)     (3,878,187)       (1,850,042)
Loss from discontinued operations
 (net of income taxes of $0,
$26,089 and $20,462)                 (47,898)       (176,807)         (167,809)
                                  ----------     -----------          ----------

Net loss                          (2,481,567)     (4,054,994)       (2,017,851)
                                  ==========     ===========          ==========

                                        See Accompanying Notes

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended November 30, 2004, 2003 and 2002
                                              Continued


                                     2004            2003                 2002
                                     ----            ----                 ----

Net loss per share
 and common share equivalents

  Basic and diluted:

   Loss from continuing
   operations before cumulative
   effect of change in
   accounting principle              $(1.20)         $(2.07)             (1.06)

   Loss from
    discontinued operations            (.02)           (.09)              (.10)
                                  ----------     -----------          --------
   Net loss                          $(1.22)         $(2.16)            $(1.16)
                                  ==========     ===========          ========

Weighted average number
 of common shares - basic
 and diluted                      2,041,500       1,876,300          1,742,500
                                  =========     ===========          ==========


                     See Accompanying Notes

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended November 30, 2004, 2003 and 2002




                                                                                    Notes        Total
                            Common        Common      Additional                   Receivable    Stock-
                            Stock         Stock       Paid-in        (Accumulated  for Common    holders'
                            Shares        Amount      Capital         Deficit)      Stock        Equity
- --------------------------------------------------------------------------------------------------------------------------
Balance, November 30,
     2001                 1,781,222       $1,781     $24,243,423      $(5,916,972) $(4,002,271)   $14,325,961

Net loss for the year ended
  November 30, 2002                                                    (2,017,851)                 (2,017,851)
401(k) Company match         16,755           17          82,082                                       82,099
Receipt of shares in
  cancellation of notes
  receivable                (36,430)         (37)       (364,913)                      364,950           -
Purchase and retirement of
     treasury shares        (35,285)         (35)       (250,288)                                    (250,323)
Additional issuance of
  common stock for capital    6,697            7          14,993                                       15,000
Issuance of stock options to
   consultants                                            57,201                                       57,201
Notes receivable for
   capital stock                                                                        (3,487)        (3,487)
                          ---------     ------     -------------     ------------  -------------  -----------
Balance, November 30,
   2002                   1,732,959      1,733       $23,782,498     $(7,934,823)  $(3,640,808)   $12,208,600
                          =========     ======      ============     ============  =============  ===========

Net loss for the year ended
     November 30,2003                                                 (4,054,994)                  (4,054,994)
401(k) Company match        115,950       116           210,914                                       211,030
Issuance of common stock to
   officers in lieu of
   salary                   103,342       103            77,536                                        77,639
Issuance of common stock to
   consultants for services 145,000       145           154,870                                       155,015
Issuance of stock options to
   consultants                                           22,221                                        22,221
Receipt of accrued interest on
   notes receivable                                                                     45,316         45,316
                          ---------     ------     -------------     ------------  -----------  -----------
Balance, November 30,
    2003                  2,097,251    $2,097        $24,248,039     $(11,989,817) $(3,595,492)   $8,664,827
                          =========    ======       ============     ============  ===========    ==========

Net loss for the year ended
     November 30,2004                                                 (2,481,567)                  (2,481,567)
Receipt of common stock for
   sale of subsidiary       (25,000)      (25)          (51,227)                                      (51,252)
Receipt of shares in
   cancellation of notes
   receivable              (106,429)     (106)       (1,445,192)                     1,445,298          -
                          ---------     ------     -------------     ------------  -----------  -----------
Balance, November 30,
    2004                  1,965,822    $1,966        $22,751,620     $(14,471,384) $(2,150,194)   $6,132,008
                          =========    ======       ============     ============  ===========    ==========

                                   See Accompanying Notes

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years ended November 30, 2004, 2003 and 2002

                                            2004          2003          2002
                                           -----         -----         ------

Operating activities:
   Net loss                           $(2,481,567)    $(4,054,994)  $(2,017,851)
   Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
     Depreciation and amortization        265,073         370,088       485,924
     Provision for losses on
       accounts receivable                (34,000)       (111,765)      130,887
     Goodwill impairment                  645,000       1,175,000       583,723
     Deferred income taxes                759,000         465,185       323,000
     Loss on sale of land and
       disposal of assets                   9,194          38,513          -
     401(k) contributions issued
      in stock                              -            211,030        82,099
     Issuance of common stock to
       consultants for services              -            155,015          -
     Issuance of common stock to
       officers in lieu of salary            -             77,639          -
     Changes in operating assets, net
      of acquisitions
       Accounts receivable                701,829         485,639     2,640,644
       Inventory                          (52,103)         80,519       653,733
       Prepaid expenses and other
         assets                             1,232         228,515       (75,725)
       Other assets - non current         (19,959)        174,089           637
       Income taxes                          -               -          (18,540)
       Accounts payable                  (383,950)        345,464    (1,158,202)
       Accrued expenses                  (131,754)       (288,701)     (193,004)
       Unearned revenue                  (137,673)       (422,142)   (1,050,991)
                                     ------------      ----------   -----------
   Net cash (used in)/provided by
    operating activities                 (859,678)     (1,070,906)      386,334
                                     ------------      ----------   -----------

Investing activities:
     Purchase of marketable
      securities                             -           (300,000)         -
     Proceeds from redemption of
      marketable securities               200,000            -             -
     Capital expenditures, net            (28,216)        (28,755)      (55,284)
     Proceeds from payments on
      notes receivable                    287,845       3,206,545       459,129
     Other                                   -               -          (29,500)
                                     ------------      ----------   -----------
   Net cash provided by investing
    activities                            459,629       2,877,790       374,345
                                     ------------      ----------   -----------

Financing activities:
     Purchase of treasury shares             -               -         (250,323)
     Proceeds from issuance of
      common stock                           -               -           15,000
     Proceeds from revolving
      line of credit                      200,000            -          300,000
     Proceeds from long term debt          38,824            -             -
     Proceeds from payments on
      notes receivable for common
      stock - related parties                -            45,316         48,724
     Principal payments on long
      term debt                          (904,842)    (1,216,853)    (1,143,453)
     Proceeds from subordinated
      convertible debt                      -            355,000           -
                                     ------------      ----------   -----------
   Net cash used in financing
    activities                           (666,018)      (816,537)    (1,030,052)
                                     ------------      ----------   -----------

Net (decrease)/increase in cash        (1,066,067)       990,347       (269,373)
Cash, beginning of year                 1,385,824        395,477        664,850
                                     ------------      ----------   -----------
Cash, end of year                     $   319,757     $1,385,824      $ 395,477
                                     ============      ==========   ===========



                         Continued -See Accompanying Notes

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years Ended November 30, 2004 and 2003 (Continued)

Supplemental schedule of noncash investing and financing activities:

     As a subsequent event, during the first quarter of Fiscal 2005, $1,489,500 of notes receivable for common stock - related parties were cancelled in return for 196,429 shares of Company common stock in full satisfaction of the liability.

     As a subsequent event, in December 2004 the Company issued 1,000,000 shares of restricted common stock for the conversion of the 7 3/4% $355,000 Senior Convertible Promissory Notes.

     In July 2004, 106,429 shares of Company stock was returned in full cancellation of non-recourse notes totaling $1,445,000. These shares were retired upon receipt by the Company.

     In June 2004, the Company entered into a $38,824 capital lease obligation in exchange for new equipment.

     In May 2004 the Company received and retired 25,000 shares of its common stock in exchange for 100% of the common stock of ATM/Canterbury.

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

     The income taxes paid for Fiscal 2004, 2003 and 2002 were as follows:
$22,000, $17,000 and $76,600, respectively.

     Interest paid during Fiscal 2004, 2003 and 2002 were as follows: $107,589, $125,422 and 198,725, respectively.

1.  Operations and Summary of Significant Accounting Policies
--------------------------------------------------------------


Description of Business
-----------------------
     Canterbury Consulting Group, Inc., formerly Canterbury Information Technology, Inc., (hereinafter referred to as "the Registrant" or "the Company") is engaged in the business of providing information technology products, services and training to both commercial and government clients. Canterbury is comprised of four operating subsidiaries with offices located in New Jersey, New York and Maryland. The focus of the Canterbury companies is to become an integral part of our clients' IT solution, designing and applying the best products, services and training to help them achieve a competitive advantage by helping their employees to succeed. Our subsidiaries offer the following technology and training solutions:

    *  distance learning solutions
    *  management training programs
    *  customized learning solutions for ERP and CRM
    *  web development
    *  systems engineering and training consulting
    *  technical and desktop applications
    *  hardware sales and support

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

Marketable Securities
----------------------
     At November 30, 2004 and November 30, 2003, the Company held marketable securities totaling $100,000 and $300,000, respectively, in a long-term tax-exempt bond fund. At November 30, 2004, the Company's marketable securities were classified as available-for-sale and were carried at fair market value. There were no unrealized gains or losses on marketable securities for the year ended November 30, 2004 and 2003.

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

Notes Receivable
----------------
     The carrying value of notes receivable is based upon their principal amounts as of November 30, 2004 and 2003. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.

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

     The following estimated useful lives are used:

     Building and improvements           7 years
     Equipment                      3 to 5 years
     Furniture and fixture          5 to 7 years

Goodwill
--------
     As of December 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill subsequent to its acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis (see Note 6).

Long-lived Assets (Other than Goodwill)
--------------------------------------
     The company reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

Net (Loss) Income Per Share
---------------------------

     Basic net (loss) income per share is computed using the weighted average number of shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares and dilutive equivalent shares outstanding during the period. Dilutive equivalent shares consist of stock options and convertible debt. US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted per share computation. For Fiscal 2004, 2003 and 2002, due to our net losses, all of our outstanding options and convertible shares (see Notes 10 and 13) were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. The Company has convertible debt and stock options outstanding as of November 30, 2004 that would have had a dilutive effect on earnings per share had the Company generated a net income during the year ended November 30, 2004. Shares issuable from these securities that could potentially dilute earnings per share in the future that were not included in the computation for the year ended November 30, 2004 because their effect was anti-dilutive due to the net loss reported by the Company were as follows:

  Shares issuable from subordinated convertible debt                1,000,000
                                                  (converted in December 2004)

  Shares issuable from stock options                                   50,000

     In addition, there were another 123,230 stock options outstanding at November 30, 2004 with exercise prices above the average market price of Company stock during the year ended November 30, 2004.

Reverse Stock Split
-------------------
     On January 24, 2003, the Company's Board of Directors approved a one for seven reverse stock split of the Company's common shares. All share and per share information contained in these financial statements gives effect to the 1 for 7 reverse stock split.

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

     All four of the Canterbury operating subsidiaries are headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues were generated in these two geographic regions.

     For the year ended November 30, 2004, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases from the City under this contract represented 38% of this segment's revenue and 24% of consolidated revenue. Purchases from other local governments allowed to use the contract accounted for 56% of the revenues in the reseller segment and 37% of consolidated revenues for the year. In this segment one vendor represented 48% of the product cost and 35% of consolidated costs. A second major vendor represented 21% and 16% of segment and consolidated costs and expenses, respectively. During April, 2004 the City of Baltimore contract was again awarded to USC/Canterbury for three years with five, one-year extension options (at the City's option). In the training and consulting segment, one customer accounted for 21% of the revenue in the segment and 7% of consolidated revenues for Fiscal 2004.

     For the year ended November 30, 2003, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases from the City under this contract represented 38% of this segment's revenue and 20% of consolidated revenue. Purchases from other local governments allowed to use the contract accounted for 43% of the revenues in the reseller segment and 23% of consolidated revenues for the year. In this segment one vendor represents 54% of the product cost and 31% of consolidated costs. A second major vendor represented 25% and 15% of segment and consolidated costs and expenses respectively.

     For the year ended November 30, 2002, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases from the City under this contract represented 45% of this segment's revenue and 21% of consolidated revenue. Purchases from other local governments allowed to use the contract accounted for 38% of revenues in the reseller segment and 18% of consolidated revenues for the year. In this segment one vendor represented 49% of the product cost and 26% of consolidated costs. A second major vendor represented 24% and 13% of segment and consolidated costs and expenses, respectively.

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

Stock Based Compensation
------------------------

     The Company accounts for stock options under Accounting Principles Board
(APB) Opinion No. 25- Accounting for Stock Issued to Employees. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). The Company discloses the pro forma net income and earnings per share effect as if the Company had used the fair value method prescribed under SFAS No.123-Accounting for Stock Based Compensation (see Note 13).

     Restricted stock awards are charged to compensation expense based upon the quoted market price of Company stock at date of grant under the intrinsic value method of APB Opinion 25.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", ("SFAS No. 123(R)") which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 regarding stock-based employee compensation plans. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The Company will adopt the provisions of SFAS No. 123(R) as of December 1, 2005. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) on consolidated results of operations. However, the Company does not expect such impact to be material upon adoption in Fiscal 2006.

2.  Going Private Transaction
=============================

     During October, 2004 a group of investors (including officers and some outside board members) formed a private company (CCG Group, Inc.) with the intent of merging with the Company, purchasing all common stock from unaffiliated shareholders and then operating the business as a private company. CCG Group offered to buy the unaffiliated shares at $.40 per share, which represented a premium over the then current average closing price of Canterbury's common stock.

     Since five of Canterbury's existing board members were going to be part of the CCG group, the board of directors determined that it would be appropriate to appoint a special committee to protect the interests of Canterbury's unaffiliated shareholders. The special committee was composed of two board members who were not employees of the company, who were not participants in the buyout proposal and who had no financial interest in the proposed merger different from Canterbury's unaffiliated shareholders generally. The special committee was authorized to exercise all of the powers of the board of directors with respect to the CCG merger offer and to investigate the terms of any proposed transaction, including the power to select and retain its own legal counsel and an independent financial advisor.

     On October 29, 2004, the special committee recommended that Canterbury accept the proposal from CCG under the terms presented to it. Canterbury's board of directors ratified that action and authorized the preparation of necessary documentation for the transactions. On November 1, 2004, Canterbury publicly announced the proposed transaction.

     In a meeting on November 16, 2004, the special committee and the Board of Directors of Canterbury unanimously (i) adopted and approved the Merger Agreement and the transactions contemplated thereby, including the merger, and
(ii) recommended that the shareholders vote to approve the Merger Agreement.

    Thus, Canterbury entered into a Merger Agreement, dated November 18, 2004, with CCG Group, Inc. Under the Agreement and Plan of Merger, Canterbury and CCG would merge if the holders of at least a majority of Canterbury's outstanding shares of common stock approved the Merger Agreement. The outstanding shares of Canterbury's common stock not owned by affiliates of CCG Group would have been converted into the right to receive an amount equal to $0.40 per share for Canterbury shares owned on the date the merger occurred, in cash, without interest. Persons associated with CCG Group, who held approximately 1,562,766 shares of Canterbury as of December 17, 2004, would not be entitled to convert their shares to cash or receive any consideration. After the merger, Canterbury would have been the surviving corporation under Pennsylvania law and would be privately held.

     At the close of business on March 15, 2005, the Agreement and Plan of Merger of CCG Group, Inc. and Canterbury Consulting Group, Inc. dated November 18, 2004 was terminated due to the fact that it was not consummated by March 15, 2005. Canterbury Consulting Group, Inc. was delayed in obtaining shareholder approval of the merger on or prior to March 15, 2005, as was called for in the Merger Agreement.

     The Agreement and Plan of Merger provided that, if it terminated due to Canterbury Consulting Group's inability to obtain shareholder approval, Canterbury Consulting Group would be responsible for the fees and expenses incurred by CCG Group, Inc. in connection with the transactions contemplated by the Agreement and Plan of Merger. Canterbury has paid CCG Group's claim for reimbursement of its fees and expenses as specified in the Agreement and Plan of Merger, which amounted to approximately $17,000.


3.  Segment Reporting
======================

     The Company is organized into two operating segments and the corporate office. The operating segments are: training and consulting and value added hardware reseller. A third segment, software development, was discontinued during 2004 and a fourth segment, technical staffing, was discontinued during 2003. All historical information for the software development and technical staffing segments have been omitted from the segment presentation below. Prior to the adoption of SFAS 142 for Fiscal 2002, the Company accounted for goodwill and any related amortization expense or impairment charges at the corporate level. For Fiscal 2004 and Fiscal 2003, goodwill has been assigned to reporting units for purposes of impairment testing and segment reporting as required by SFAS 142. Summarized financial information for each segment is as follows:


                       Training        Value Added
                         and             Hardware
2004                  Consulting         Reseller        Corporate     Total
- ----                 ----------       -----------      ------------ ---------

Revenues              $6,701,125       $13,291,356      $     -       $19,992,481
(Loss)/income
    before taxes        (828,077)          352,638      (1,208,200)    (1,683,639)
Assets                 2,975,215         1,088,031       4,026,367      8,089,613
Interest income               35              -            284,145        284,180
Interest expense          57,876             1,784          47,929        107,589
Depreciation and
    amortization         216,823             4,373          43,877        265,073


                       Training        Value Added
                         and             Hardware
2003                  Consulting         Reseller        Corporate     Total
- ----                 ----------       -----------      ------------ ---------
Revenues              $10,312,933      $11,708,158      $    -        $22,021,091
(Loss)/income
    before taxes       (2,861,152)         657,785      (1,218,496)    (3,421,863)
Assets                  4,091,650        1,548,136       6,257,018     11,896,804
Interest income               219             -            463,637        463,856
Interest expense           64,051            1,078          57,622        122,751
Depreciation and
    amortization          316,636           19,006          24,595        360,237




                       Training        Value Added
                         and             Hardware
2002                  Consulting         Reseller        Corporate     Total
- ----                 ----------       -----------      ------------ ---------
Revenues              $15,379,821      $14,100,228      $    -        $29,480,049
(Loss)/income
    before taxes       (1,243,897)         810,025      (1,190,430)    (1,624,304)
Assets                  6,020,944        1,236,699       9,310,363     16,568,006
Interest income               469             -            644,327        644,796
Interest expense           97,611            2,849          94,476        194,936
Depreciation and
    amortization          415,561           19,993          17,963        453,517

4.  Notes Receivable
====================

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

     In addition, the Company held notes receivable assets from a related party in the aggregate amount of $3,472,253 at November 30, 2004. These notes had interest terms that average 7.3% per year and were scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note (from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at November 30, 2004 and November 30, 2003.

     The company has received all scheduled monthly installments for notes receivable outstanding as of November 30, 2004 and 2003.

     As a subsequent event, during April, 2005 the Company renegotiated a refinancing of the note receivable from a related party. The demand note and the acquisition notes were combined and totaled $3,270,000 as of April 15, 2004. The Company received an $800,000 paydown on the combined note and agreed to term out the balance of $2,470,000 over the next eight years at 8%.


5.  Property and Equipment
==========================

     Property and equipment, which is recorded at cost, consists of the following:


                                              2004            2003
                                           --------       -----------
Machinery and equipment                   $1,243,587      $1,434,874
Furniture and fixtures                       224,895         225,230
Leased property under capital
leases and leasehold improvements             76,066          37,242
                                         -----------     -----------
                                           1,544,548       1,697,346
Less: Accumulated depreciation            (1,234,117)     (1,092,897)
                                         -----------     ----------
     Net property and equipment          $   310,431    $    604,449
                                         ===========    ===========

     Accumulated depreciation of leased property under capital leases totaled $19,000 and $6,000 at November 30, 2004 and 2003, respectively. Depreciation expense for 2004 and 2003 was $265,000 and $371,000, respectively.

     During Fiscal 2003, the Company retired approximately $600,000 worth of fully depreciated fixed assets.


6.  Goodwill
==============

     As of December 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill subsequent to its acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed our annual goodwill impairment tests as of November 30, 2004.

     The Company recorded $610,000 of goodwill impairment charges related to MSI/Canterbury at November 30, 2004. Revenues and profits continued their downward trend during Fiscal 2004. The fair value of MSI/Canterbury was again estimated based upon our recent earnings history and our future earnings expectations for this business as of November 30, 2004. The Company also recorded a $35,000 goodwill impairment charge related to Usertech/Canterbury at November 30, 2004.

     The Company recorded a total of $1,175,000 of goodwill impairment at ($675,000 for MSI/Canterbury and $500,000 for Usertech/Canterbury) at November 30, 2003. The economic downturn which MSI/Canterbury experienced in 2002 continued and worsened in 2003. Revenues and operating income declined for the third year in a row.

     Usertech/Canterbury also experienced a significant operating decline in Fiscal 2003. The President of the Usertech subsidiary was terminated for major breaches of his Employment Agreement. Due to the failure of the President to fulfill the obligations of his Employment Agreement, many projects that were anticipated to be delivered during the year based on projections were not consummated. There were several rounds of layoffs as well as a decline of business that are attributable to the failure of the President to perform under the terms of his Employment Agreement. The fair value of MSI/Canterbury and Usertech/Canterbury were estimated based upon our recent earnings history and our future earnings expectations for these businesses as of November 30, 2003

     The changes in the carrying amount of goodwill for the years ended November 30, 2004 and 2003, by reportable segment, are as follows:

                                 Training       Value Added
                                   and           Hardware
                               Consulting        Reseller            Total
- ----                         ----------      -----------     -----------

Balance as of
     November 30, 2002        $3,249,629       $ 358,752          $3,608,381
Impairment losses for 2003    (1,175,000)           -             (1,175,000)
Balance as of
     November 30, 2003        $2,074,629       $ 358,752          $2,433,381

Impairment losses for 2004      (645,000)           -               (645,000)
Balance as of
     November 30, 2004        $1,429,629       $ 358,752          $1,788,381


7.  Income Taxes
================

     The provision/(benefit) for income taxes for the years ended November 30, 2004, 2003 and 2002 is as follows:

                           2004          2003            2002
                           ----          ----            ----
Current:
   Federal               $  -         $    -          $(41,000)
   State                  (9,000)          -           (36,000)
                          ------      ---------         ------
Total current
  provision/(benefit)     (9,000)          -           (77,000)
                          ------       ---------        ------

Deferred:
   Federal                  -          (272,000)      (269,000)
   State                    -           (26,000)       (50,000)
                        --------       ---------    ----------
                            -          (298,000)      (319,000)
   Beginning balance
    adjustment-
    valuation
    allowance            759,000        780,000        642,000
                          ------       ---------       -------

Total deferred
   provision             759,000        482,000        246,000
                          ------       ---------    -----------

Total income tax
   provision/(benefit)   750,000        482,000        246,000

Less: income tax
  provision/(benefit)
  from discontinued
  operations               -             26,000         20,000
                          ------       ---------       -------

Income tax provision/
  (benefit) from
  continuing
  operations           $750,000       $ 456,000    $   226,000
                       ========       =========    ===========

     In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements. In performing our updated analysis of the realization of our deferred tax assets, we considered continuing market uncertainties and our failure to meet budgeted revenues and operating results for the years ended November 30, 2004, 2003 and 2002. After considering all available evidence, we concluded that an increase to our valuation allowance for deferred tax assets was required. Accordingly, based upon our best estimate, we have recorded a non-cash charge in the fourth quarter of Fiscal 2004 of $759,000 to increase our valuation allowance for our deferred tax assets. We went through this same reassessment process in conjunction with the filing of Form 10-K for the prior Fiscal 2003 and 2002 years and recorded non-cash charges of $780,000 and $642,000, respectively.

     The reconciliation of the expected provision/(benefit) at the U.S. Federal statutory tax rate to the actual provision (benefit) recorded for the years ended November 30, 2004, 2003 and 2002 is as follows:

                                     2004              2003          2002
                                  ---------         ---------      ---------
Expected tax (benefit)
  at statutory rates               $(572,000)     $(1,215,000)     $(602,000)
Effect of state taxes, net            (9,000)         (26,000)       (74,000)
Permanent differences                 25,000          207,000           -
Valuation allowances               1,306,000        1,516,000        922,000
                                 -----------        ---------    -----------
Total                               $750,000         $482,000      $ 246,000
                                   =========         ========      =========

    Significant components of the Company's tax assets and liabilities as of November 30, 2004 and 2003 are as follows:

                                                        2004           2003
                                                        ----           ----

Deferred tax assets:

Allowance for doubtful accounts                      $  67,000    $   109,000
Expenses deferred for tax reporting purposes            61,000         85,000
Deferred tax depreciation                               24,000           -
Deferred tax amortization of goodwill                  917,000        935,000
Loss carryovers                                      4,420,000      4,627,000
                                                   -----------    -----------

Deferred tax assets before valuation allowance       5,489,000      5,756,000
Valuation allowance                                 (4,448,777)    (3,788,000)
                                                   -----------    -----------
Deferred tax assets (net of valuation allowance)    $1,040,223     $1,968,000
                                                   ===========    ===========


                                                        2004           2003
                                                        ----           ----
Deferred tax liabilities:

Gain recognized in financial statements
  deferred for income tax purposes                  $1,008,766     $1,118,000
Tax depreciation in excess of book depreciation           -            16,000
Tax amortization in excess of book amortization         31,457         75,000
                                                   -----------    -----------
Total deferred tax liabilities                       1,040,223      1,209,000
                                                   -----------    -----------
Net deferred tax assets                            $      -       $   759,000
                                                   ===========    ===========

     At November 30, 2004, the Company had loss carryforwards of $11,050,000 for federal income tax reporting purposes. Future expiration dates of federal loss carryforwards are as follows: $835,000 in 2007, $3,665,000 in 2012, $335,000 in
2021 and $1,715,000 in 2022 and $3,045,000 in 2023 and $1,455,000 in 2024.


8.  Long-Term Debt
==================

                                                     November 30,
                                                    -------------
Long-term obligations consist of:                 2004               2003
                                            -----------          ------------
   Revolving line of credit                 $   200,000          $     -
   Note payable for acquisition                    -                800,000
   Capital lease obligations                    58,405               34,589
   Notes payable - equipment                    28,002              117,835
                                           -----------           ----------
                                               286,407              952,424
                                           -----------           ----------
Less:  Current maturities                     (233,989)            (889,490)
                                           -----------           ----------
                                                52,418           $   62,934
                                           ===========           ==========

The Bank's debt was secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company was restricted by its bank from paying cash dividends on its common stock. As of November 30, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, is within $11,000 of violating its cumulative pretax loss covenant as of November 30, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003). The actual pretax loss amount is calculated as loss from continuing operations exclusive of goodwill impairment charges.

     As a subsequent event, during the first quarter of Fiscal 2005, the Company breached the cumulative pretax loss covenant. As a result of this occurrence the Company and its primary lender executed a forbearance agreement and an amendment to the loan agreement during March 2005. The maximum revolving credit was reduced to $750,000 and it was agreed that the outstanding revolver balance would be paid in full by April 30, 2005. The loan was paid off on April 14, 2004 and the loan agreement with the bank has been terminated. The bank has released all liens of the Company's balance sheet. The Company is presently pursuing alternative financing sources to support its value added hardware reseller segment.

     As part of the purchase price paid for the acquisition of Usertech in September, 2001, the Company agreed to pay $1,200,000 to the seller over three years at an annual amount of $400,000 plus accrued interest at 7% per annum on the outstanding balance. On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. Canterbury anticipated that it would need to make a cash payment in settlement of certain claims and, on October 4, 2004 Canterbury wired $912,000 in cash to Ceridian Corporation in anticipation of a settlement of all claims. On October 27, 2004 Canterbury withdrew all of its claims in arbitration against Ceridian. The companies exchanged mutual releases.

     In conjunction with the purchase of 100% of the stock of Usertech, the Company purchased computer equipment from the seller valued at $364,000 through issuance of a note payable over three years with interest at an annual rate of 3.75%. At November 30, 2003, the note payable had an outstanding balance of $61,235, and as of November 30,2004 the note was paid in full.

     Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are $210,000 in 2005; $10,000 in 2006; and $8,000 in 2007.

     The carrying value of the long-term debt approximates its fair value.

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2007. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16% at their inception is as follows at November 30, 2004:


Total minimum lease payments through November 30, 2005       $34,837
Total minimum lease payments through November 30, 2006        30,728
Total minimum lease payments through November 30, 2007         9,200
                                                             -------
Total minimum lease payments                                  74,765
Less amount representing interest                            (16,360)
                                                             -------
Present value of long-term obligations under capital leases   58,405
                                                             =======

9.  Commitments and Contingencies
=================================

     The Company leases office space for training center locations and administration purposes under various noncancelable operating leases at five different locations. All of the leases have options to renew. Future minimum rental payments under the leases are: $440,000 in 2005; $200,000 in 2006; and $0 beyond 2006. Rent expense for the years ended November 30, 2004 and 2003 was $443,000 and $1,363,000, respectively. During the fourth quarter of Fiscal 2003, the Company surrendered $190,000 in security deposits for four facility leases in conjunction with the simultaneous lease termination of these leases. The Company was able to reduce long-term facility lease obligations, including common area maintenance, utilities, insurance and taxes, commitments by approximately $4,100,000 as a result of these lease termination agreements.

     The Company leases equipment for training and administrative purposes under various non-cancelable operating leases. Future minimum rental payments under lease are: $30,000 in 2005; $30,000 in 2006 and $30,000 in 2007, and $20,000 in
2008.

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

     On March 1, 2003 Canterbury's corporate management team, inclusive of the Chairman, President and Vice President, voluntarily reduced their present salaries by 8%. This is in line with a previously instituted 8% salary reduction at one of the Company's largest subsidiaries. On August 18, 2003, on the recommendation of Mr. Frank Cappiello, the Chairman of the Compensation Committee of the Board of Directors, the Chairman, President and Vice President agreed to continue their voluntary 8% salary cuts through November 30, 2003 even though they have employment contracts in place. In lieu of the cash lost they were offered a block of restricted common stock on which they must be personally responsible for the applicable federal and state income taxes. Due to the restrictions on the sale of the stock, the stock was valued at 50% of the closing price on Nasdaq on the day prior to this Board Resolution and its acceptance by the three aforementioned individuals. Due to this discount, the Company has agreed with Nasdaq's requirement to "lock-up" these 103,338 shares until the shareholders have given their approval to the issuance. They cannot be sold, voted or be entitled to dividends until that time. However, if at any time prior to the issuance of the aforementioned Proxy, 51,669 of the 103,338 shares are returned to the Company, then no Proxy or shareholder approval will be required, and this matter will be resolved. Or in the alternative, if the 51,669 shares are paid for at the higher of the closing bid price at the date of issuance or the closing bid price on December 16, 2003, then this matter will also be resolved and no Proxy or shareholder approval will be required. A charge of $77,000 was made during the third quarter of Fiscal 2003 to reflect the cost of this stock. The corporate management team continues to receive its reduced rate of cash pay as of the date of this filing.

     On August 4, 2003, the Company initiated mandatory binding arbitration proceedings against Ceridian Corporation, the previous owner of Usertech/Canterbury, as required in the Stock Purchase Agreement between the parties. The Company's claims arise from the September 2001 purchase of User Technology Services, Inc. from Ceridian. Canterbury was making various claims ranging from breach of contract/warranty to actual/legal fraud, fraudulent concealment, constructive/equitable fraud, and negligent/misrepresentation. Ceridian Corporation denied the allegations set forth by the Company and instituted a counterclaim in the arbitration proceedings. Ceridian was claiming breach of a sublease agreement by Canterbury for office space ($76,000) and acceleration of a note payable of $800,000. Canterbury had denied the allegations set forth in the counterclaim. On October 4, 2004 Canterbury wired $912,000 in cash to Ceridian Corporation in anticipation of a settlement of all claims. On October 27, 2004 Canterbury withdrew all of its claims in arbitration against Ceridian. The companies exchanged mutual releases.


10.  Senior Convertible Debt
============================

     On June 3, 2003 the Board of Directors of Canterbury approved a private placement for the Company which was overwhelmingly ratified by 95.21% of the shareholders who voted on the proposal on November 24, 2003. Ten units of 73/4% Subordinated Convertible Promissory Notes at $35,500 each were issued representing total proceeds to the Company of $355,000. The notes are convertible into Canterbury restricted stock at $.355 per share. The notes, if not converted into restricted stock before then, mature at June 2, 2006 and the entire loan amount must be repaid at that time. These notes were subordinate to our $1,500,000 revolving working capital line of credit with Commerce Bank (seen
Note 8). As a subsequent event, during December 2004 the notes were converted into 1,000,000 shares of Canterbury restricted common stock. The number of shares outstanding of Canterbury's common stock as of April 29, 2005 was 2,965,822.


11.  Stock Listing
==================

     As a subsequent event, on December 8, 2004 the Nasdaq Stock Market ("Nasdaq") notified Canterbury that "The Company has not regained compliance in accordance with Marketplace Rule 4310(c)(8)(B). Accordingly, its securities will be delisted from The Nasdaq SmallCap Market at the opening of business on December 17, 2004."

On September 8, 2004, Nasdaq had notified the Company that "its common stock had not maintained a minimum market value of publicly held shares ("MVPHS") of $1,000,000 over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(7) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company was provided 90 calendar days, or until December 7, 2004, to regain compliance with the Rule."

At the time of the receipt of the December 8, 2004 delisting letter, the Board of Directors of Canterbury was in process of deciding to respond to a delisting letter received after the close of business on December 1, 2004. On December 1, 2004 the Nasdaq Stock Market notified Canterbury that:

        "Accordingly, the Company does not comply with Marketplace Rule 4350(e) and 4350(g) ("the Rules") and Staff has determined to delist the Company's securities from The Nasdaq Stock Market at the opening of business on December 10, 2004."

These Rules relate to the requirement to hold an annual meeting of shareholders.

Based upon the letter of December 8, 2004, the Company determined that an appeal of the December 1, 2004 delisting letter would be a pointless waste of its shareholders' resources.

An additional determining factor in the Company's decision was a third delisting letter received on June 23, 2004 which stated:
        "For the last 30 consecutive business days, the bid price of the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until December 20, 2004, to regain compliance. If, at anytime before December 20, 2004, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Staff will provide written notification that it complies with the Rule."


12.  Defined Contribution Plan
===============================

     In 1993, the Company established a 401(k) Plan for its participating employees to supplement their retirement income. Participation in the plan is open to all employees who have completed one year of service (twelve consecutive months). One thousand hours of service is required during the first year of service. By payroll deduction, employees can contribute to the Plan from 1% to 15% of their total gross compensation. The Company had matched 50% of the first 8% of employee salary deferrals through 2002. This match was made in restricted Company common stock based upon the value of the stock each December 31st. The employer match is completely discretionary and can be changed by the employer in subsequent years to be higher or lower. [No match was made for the 2004 and 2003 plan years]. The value of the employee match expensed in 2004, 2003 and 2002 was $0, $211,030 and $82,099, respectively (for the previous plan year).


13.  Stock Options and Awards
==============================

     The Company has one stock option plan, the 1995 Non-Qualified Stock Option Plan, covering 511,906 shares of common stock ("1995 Plan"). As of November 30, 2004, the Company had 166,800 options outstanding under the 1995 Plan. In addition, the Company granted 23,000 stock options outside the plan during Fiscal 2002 of which 6,430 were still outstanding as of November 30, 2004. There were 345,106 shares remaining for issuance in connection with future stock options that may be granted. Options granted inside the plan are exercisable immediately and are issued at market price.

     A summary of Canterbury's stock option activity and related information for the years ended November 30 is as follows:

                                             2004           2003         2002
                                             ----           ----         ----
Number of shares under stock options:

  Outstanding at beginning of year          318,599       302,607     306,833
  Granted                                      -           50,000      23,000
  Exercised                                    -             -           -
  Canceled                                 (145,369)      (34,008)    (27,226)
Outstanding and exercisable at end of year  173,230       318,599     302,607

Weighted average exercise price:
  Granted                                     $ -          $.75        $6.32
  Exercised                                   $ -          $  -        $  -
  Canceled                                    $9.95       $9.85        $17.43
  Outstanding and exercisable at end of year  $7.77       $8.76        $10.21

     Information with respect to stock options outstanding and exercisable at November 30, 2004, is as follows:

                  Options Outstanding and Exercisable
   Range of       Number Outstanding    Weighted Average       Weighted Average
Exercise Price       at 11/30/04     Remaining Life in Years     Exercise Price
---------------       -----------     -----------------------   ----------------
 $.75                   50,000                3.70                   $.75
 $4.83 - $10.50         87,295                1.59                  $6.60
 $19.46 - $27.93        35,935                 .84                 $20.38

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

                                                  2004         2003       2002
                                                  ----         ----       ----

Estimated fair value of options granted        $  -         $24,990     $79,432
                                               =========    =======     =======
Principal assumptions in applying the
  Black-Scholes valuation model:
       Expected life, in years                    -           2.50         2.50
       Risk-free interest rate                    -           1.86%        3.30%
       Expected volatility                        -           1.00          .99
       Expected dividend yield                    -           0.00%        0.00%

     The estimated weighted-average fair values at the grant date for stock option awards during Fiscal 2004, 2003 and 2002 were $0, $.50 and $3.45 per option, respectively.

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


                                       2004          2003           2002
                                       ----          ----           ----
Pro forma net loss:
  Net loss as reported           $(2,481,567)    $(4,054,994)   $(2,017,851)
  Add: stock-based compensation
    costs included in reported
    net loss (net of tax effects
    of $13,199 for 2003)               -            (64,440)           -
  Deduct: stock-based
    compensation costs under
    SFAS 123 (net of tax
    effects of $21,695, $0,
    and $149,036, respectively)       -             (42,114)           -
                                 -----------    -----------     ------------
  Pro forma net loss             $(2,481,567)   $(4,032,668)    $(2,017,851)
                                 ===========    ===========     ============

Pro forma net loss per common
  share - basic and diluted

  Pro forma net loss per
    common share                      $(1.22)       $(2.15)          $(1.16)
  Net loss per common share
    - as reported                      (1.22)        (2.16)           (1.16)
  Pro forma shares unused
    in calculation of pro forma
    loss per common share          2,041,500    (1,876,300)       (1,742,500)

     There were no stock options granted during the year ended November 30, 2004. The Company granted 23,000 stock options to independent contractors
during the year ended November 30, 2002.   This resulted in a $57,201 charge to
general and administrative expense for the year ended November 30, 2002 based upon the Black Scholes estimated fair value of these grants that vested through year end. An additional $22,221 charge to general and administrative expense was recorded in Fiscal 2003 through the completion of the one-year vesting period.


14.  Related Party Transactions
=================================

     During Fiscal 2001, certain officers and directors of the Company purchased a 33% stock ownership in a corporation that was previously a subsidiary of the Company prior to the November 1996 sale by the Company of its 100% stock ownership in this corporation to an outside group. The Company holds note receivables in the amount of $3,472,253 from this corporation of which $3,382,000 pertains to notes originating on the November 1996 date of sale (see
Note 4). The Company maintained the same level of security interest protection and the same debt amortization schedule. The Company earned $261,000 and $322,000 of interest income from these notes in Fiscal 2004 and 2003, respectively. During the fourth quarter of Fiscal 2003, a 22% owner of this related party corporation passed away. After his death, the related party corporation purchased and retired his shares from his estate. As a result of this purchase and retirement of his shares, certain officers and directors of the Company now own 44% of this related party corporation.

     As a subsequent event, during April, 2005 the Company renegotiated a refinancing of the notes receivable from a related party. The demand note and the acquisition notes were combined and totaled $3,270,000 as of April 15, 2004. The Company received an $800,000 paydown on the combined note and agreed to term out the balance of $2,470,000 over the next eight years at 8%.

     At November 30, 2004 and 2003, total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $2,150,000 and $3,595,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%.

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

     As a subsequent event, during the first quarter of Fiscal 2005, $1,489,500 of notes receivable for common stock - related parties were cancelled in return for 196,429 shares of Company common stock in full satisfaction of the liability.


15.  Advertising
================

    The Company expenses advertising as incurred. Total advertising expenses included in the results of operations were $11,000, $86,000 and $201,000 for 2004, 2003 and 2002, respectively.


16.  Discontinued Operations
=============================

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

Historical financial data for ATM/Canterbury for the fiscal years ended November 30:

                            2004          2003         2002
                        ----------     --------      ---------
Revenues                   $58,866     $363,203      $552,598
Pretax loss                (38,704)    (168,626)      (82,471)


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

                                          2003         2002
                                       --------      ---------
Revenues                               $398,850      $916,774
Pretax income (loss)                     17,908       (64,877)

Assets and liabilities as of November 30, 2003 included in consolidated balance sheet:

         Net receivable                             $7,290
         Other assets                                  162
        Accounts payable and accrued expenses        1,710

17.  Unaudited Quarterly Data
=============================

                                                  2004

                         First       Second      Third       Fourth       Total
                         -----       ------      -----       -------      -----
Revenues              $2,635,152  $3,388,559  $9,136,912  $4,831,858  $19,992,481
Gross profit             362,089     826,386   1,046,292     960,946    3,195,713
Income (loss) from
  continuing
  operations            (694,689)   (299,400)  (343,739)  (1,095,841)  (2,433,669)
Income (loss) from
  discontinued
  operations           (38,704)    (9,194)        -            -         (47,898)
Net income (loss)     (733,393)  (308,594)    (343,739)  (1,095,841)  (2,481,567)

Earnings per share:
Basic and diluted:
   Income (loss) from
    continuing
    operations            $(.33)      $(.15)      $(.17)      $(.55)      $(1.20)
   Income (loss) from
    discontinued
    operations             (.02)        -           -           -           (.02)
                         ------       ------      ------    -------       ------
   Net income (loss)      $(.35)      $(.15)      $(.17)      $(.55)      $(1.22)
                         =======      ======      =====     =======       ======

Weighted average shares
Basic and diluted      2,097,200  2,090,000   2,011,200   1,990,800   2,041,500


                                                   2003


                         First       Second      Third       Fourth       Total
                         -----       ------      -----       -------      -----
Revenues              $4,408,746  $5,200,737  $8,139,652  $4,271,956  $22,021,091
Gross profit             481,929   1,387,767   1,147,689     584,964    3,602,349
Income (loss) from
  continuing
  operations            (967,374)     62,226    (204,131) (2,768,908)  (3,878,187)
Income (loss) from
  discontinued
  operations             (34,645)    (21,771)      8,626    (129,017)    (176,807)
Net income (loss)     (1,002,019)     40,455    (195,505) (2,897,925)  (4,054,994)

Earnings per share:

Basic and diluted:
   Income (loss) from
    continuing
    operations            $(.56)      $ .03       $(.11)     $(1.34)      $(2.07)
   Income (loss) from
    discontinued
    operations             (.02)       (.01)        -          (.06)        (.09)
                         ------       ------      ------    -------       ------
   Net income (loss)      $(.58)       $.02       $(.11)     $(1.40)      $(2.16)
                         =======      ======      =====     =======       ======

Weighted average shares
Basic and diluted      1,734,000   1,849,000   1,852,700   2,062,200    1,876,300

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                 Balance at      Charged to
                                Beginning of  +  Costs and  - Deduction/  =   Balance at
Description                       Period         Expenses     Write-off       End of Period
- ------------------------------  ------------   ----------   -----------    --------------

Year ended November 30, 2002:      $452           $131        $200            $383
Accounts receivable allowances

Year ended November 30, 2003:      $383          $(106)         $6            $271
Accounts receivable allowances


Year ended November 30, 2004:      $271          $(34)         $69            $168
Accounts receivable allowances
