Form 10-Q
period 2005-02-28
CANTERBURY CONSULTING GROUP INC
filed 2005-06-03
CIK 794927

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005
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

The number of shares outstanding of the Registrant's common stock as of the date of the filing of this report 2,769,393 shares.




FORM 10-Q

PART 1 - FINANCIAL INFORMATION
---------------------------------
ITEM 1.  FINANCIAL STATEMENTS
==============================

                     CANTERBURY CONSULTING GROUP, INC.

                        CONSOLIDATED BALANCE SHEET
                     ----------------------------------

ASSETS
------

                                 February 28, 2005           November 30,
                                     (Unaudited)                2004
                                -----------------          --------------


Current Assets:


 Cash and cash equivalents               $610,677              $319,757
 Marketable securities                    100,000               100,000
 Accounts receivable, net of
   allowance for doubtful
   accounts of $119,000 and
   $168,000                             1,368,749             1,809,230
 Notes receivable - current
   portion                                316,572               310,602
 Prepaid expenses and other
   assets                                 118,351                92,079
 Inventory, principally finished
   goods, at cost                          76,660               144,702
                                      -----------           -----------
       Total Current Assets             2,591,009             2,776,370



Property and equipment at cost,
   net of accumulated depreciation
   of $788,000 and $1,234,000             285,348               310,431
Goodwill                                1,788,381             1,788,381
Notes receivable                        3,080,632             3,161,651
Other assets                               52,780                52,780
                                      -----------           -----------
       Total Assets                    $7,798,150            $8,089,613
                                      ===========           ===========


                               See Accompanying Notes




FORM 10-Q

                        CANTERBURY CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


                                   February 28, 2005          November 30,
                                       (Unaudited)              2004
                                  -----------------        --------------

Current Liabilities:

  Accounts payable - trade           $    312,749           $   579,638
  Accrued expenses                        441,430               404,126
  Unearned revenue                        512,296               332,434
  Current portion, long-term debt         583,989               233,989
                                      -----------           -----------

      Total Current Liabilities         1,850,464             1,550,187

Long-term debt                             44,397                52,418

Subordinated convertible debt                -                  355,000
                                      -----------           -----------
      Total Liabilities                 1,894,861             1,957,605
                                      -----------           -----------


Commitments and Contingencies


Stockholders' Equity:

  Common stock, $.001 par value,
   50,000,000 shares authorized;
   2,769,393 and 1,965,822 issued
   and outstanding                          2,770                 1,966
  Additional paid-in capital           21,616,316            22,751,620
  Accumulated deficit                 (15,055,103)          (14,471,384)
  Notes receivable for common stock-
    related parties                      (660,694)           (2,150,194)
                                      -----------           -----------
      Total Stockholders' Equity        5,903,289             6,132,008
                                      -----------           -----------

      Total Liabilities and

       Stockholders' Equity            $7,798,150            $8,089,613
                                      ===========           ===========

                                   See Accompanying Notes

FORM 10-Q
                       CANTERBURY CONSULTING GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three-Months Ended

                                     February 28,      February 29,
                                        2005               2004
                                       -----               ----
                                     (Unaudited)        (Unaudited)

Service revenue                      $ 1,159,687       $ 1,228,280
Product revenue                        1,505,958         1,406,872
                                     -----------       -----------
   Total net revenue                   2,665,645         2,635,152

Service costs and expenses               960,444         1,013,664
Product costs and expenses             1,383,984         1,259,399
                                     -----------       -----------

   Total costs and expenses            2,344,428         2,273,063

Gross profit                             321,217           362,089

Selling                                  298,132           317,303
General and administrative               669,348           802,752
                                     -----------       -----------

   Total operating expenses              967,480         1,120,055


Other income/(expense)
 Interest income                          61,797            67,517
 Interest expense                        (18,793)          (15,902)
 Other                                    19,540            11,662
                                     -----------       ------------

   Total other income/(expense)           62,544            63,277


Loss from continuing
 operations before income taxes         (583,719)        (694,689)

Income tax (benefit)/provision              -                -
                                     -----------       -----------

Loss from continuing
 operations                             (583,719)        (694,689)
Loss from discontinuing
 operations  (net of income
 taxes of $0)                               -             (38,704)
                                     -----------       ----------
Net loss                           $    (583,719)      $ (733,393)
                                   =============       ==========

Net loss per share
  and common share equivalents

  Basic and diluted:
   Loss from
     continuing operations                 $(.22)           $(.33)
   Loss from discontinuing
     operations                              -              $(.02)
                                     -----------       -----------

   Net loss                                $(.22)           $(.35)
                                   =============       ===========

  Weighted average number
   of common shares - basic
   and diluted                         2,648,200         2,097,200
                                   =============       ===========

                               See Accompanying Notes

FORM 10-Q
                       CANTERBURY CONSULTING GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                      February 28, 2005     February 29, 2004
                                    -------------------  -----------------
                                        (Unaudited)         (Unaudited)
Operating activities:
 Net loss                                 $(583,719)          $(733,393)
 Adjustments to reconcile
  net loss to net cash
  used in operating activities:
  Depreciation and amortization              38,384              78,476
  Provision for losses on accounts
   receivable                               (48,500)              7,500
  Deferred income taxes                        -                 28,547

  Changes in operating assets,
   Accounts receivable                      488,981           1,058,074
   Inventory                                 68,042             (58,886)
   Prepaid expenses and other assets        (26,272)             45,284
   Other assets - non-current                  -                (22,000)
   Accounts payable                        (266,889)           (324,208)
   Accrued expenses                          37,304             (21,352)
   Unearned revenue                         179,862             (99,834)
                                         ----------           ---------
 Net cash used in operating activities     (112,807)            (41,792)
                                         ----------           ---------

Investing activities:
Capital expenditures, net                  (13,301)             (5,379)
 Proceeds from payments on
   notes receivable                          75,049              69,923
                                         ----------           ---------
 Net cash provided by investing
   activities                                61,748              64,544
                                         ----------            --------

Financing activities:
Principal payments on long
  term debt                                  (8,021)            (43,313)
Proceeds from line of credit                350,000                -
                                          ----------           ---------
 Net cash provided by/(used in)
  financing activities                      341,979             (43,313)

Net increase/(decrease)in cash              290,920             (20,561)
Cash, beginning of period                   319,757           1,385,824
                                         ----------           ---------
Cash, end of period                      $  610,677          $1,365,263
                                         ==========          ==========

Non Cash Transaction:
     During the first quarter of Fiscal 2005 $355,000 of subordinated convertible debt was converted into 1,000,000 restricted shares of Company common stock.

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

Notes to Consolidated Financial Statements  (Unaudited)
------------------------------------------------------


1.  Operations and Summary of Significant Accounting Policies

=============================================================

Basis of Presentation
---------------------

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 10-K for the year ended November 30, 2004. In the opinion of management, all adjustments (which consist only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. Quarterly results are not necessarily indicative of results for the full year.

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

Marketable Securities
----------------------

     At February 28, 2005 and November 30, 2004, the Company held marketable securities comprised of a $100,000 investment in a long-term tax-exempt bond fund. The Company's marketable securities are classified as available-for-sale and are carried at fair market value. There were no unrealized gains or losses on marketable securities for the period ended February 28, 2005.

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

Notes Receivable
-----------------

     The carrying value of notes receivable is based upon their principal amounts as of February 28, 2005 and November 30, 2004. No allowance for uncollectible amounts has been recorded due to the timely receipt of all scheduled installments of principle and interest to date, and the expected future receipt of remaining installment amounts due us. Interest income from notes receivable is recognized as earned over time based on the stated terms of the notes.

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

     The following estimated useful lives are used:

     Building and improvements          7 years
     Equipment                     3 to 5 years
     Furniture and fixtures        5 to 7 years

Income Taxes
-------------

     Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances to amounts that are more likely than not to be realized. No income tax benefit was recorded for the three-month period ended February 28, 2005 as there was a 100% valuation allowance booked against the current period loss.

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

     As of February 2005, all Canterbury operating subsidiaries were headquartered in the Mid Atlantic and Northeast region of the country. As such, the majority of revenues were generated in these two geographic regions.

     For the three months ended February 28, 2005, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller
Segment). Total purchases by the City under this contract represented 37% of this segment's revenue and 21% of consolidated revenue for the three-month period ended February 28, 2005. Purchases from other local government agencies allowed to use the contract accounted for 51% of the revenues in the reseller segment and 29% of consolidated revenues for the first three months of Fiscal 2005. For the quarter ended February 28, 2005, one Usertech/Canterbury customer accounted for 15% of service revenue and 6% of total revenue. During April, 2004 USC/Canterbury was awarded the contract, along with one other vendor, to provide the City of Baltimore with Hewlett Packard hardware. The contract is for three years with five one-year options by the City of Baltimore.

     One vendor represented 46% of the product cost in the Value Added Reseller Segment and 27% of consolidated costs for the first three months of Fiscal 2005. Another major vendor represented 27% and 16% of segment and consolidated costs and expenses, respectively for the same three-month period.

     In the training and consulting segment one customer accounted for 15% of this segments revenues for the first quarter of Fiscal 2005 and 6% of the consolidated revenues for the period.

     For the quarter ended February 29, 2004, a significant number of local and state agencies in Maryland purchased equipment under a contract with the City of Baltimore from USC/Canterbury (Value Added Hardware Reseller Segment). Total purchases under this contract represented 33% of this segment's revenue and 18% of consolidated revenue. Purchases from other local government agencies allowed to use the contract accounted for 61% of the revenues in the reseller segment and 33% of consolidated revenues for the quarter.

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


2.  Segment Reporting
======================

     The Company is organized into two operating segments and the corporate office. The operating segments are training and consulting and value added hardware reseller. A third segment, software development, was discontinued as of March 2004 and as such is reported as a discontinued operation as of February 29, 2004. All historical information for the software development segment has been omitted from the segment presentation below. Summarized financial information for the three months ended February 28, 2005 and February 29, 2004, for each segment, is as follows:


                   Training      Value Added
                     and         Hardware
2005              Consulting     Reseller        Corporate       Total
------------   -------------    -----------      ---------   ----------
Revenues          $1,159,687    $1,505,958       $     -       $2,665,645
(Loss)/income
   before taxes     (364,109)       (9,062)        (210,548)     (583,719)
Assets             2,871,094       632,287        4,294,769     7,798,150
Interest income            6          -              61,791        61,797
Interest expense      18,780            13             -           18,793
Depreciation and
   amortization       31,522          -               6,862        38,384

                   Training      Value Added
                     and         Hardware
2004              Consulting     Reseller         Corporate       Total
------------   -------------    -----------      ------------  -----------
Revenues          $1,228,280    $1,406,872        $      -      $2,635,152

(Loss)/income
   before taxes     (370,145)        1,499           (326,043)    (694,689)
Assets             3,152,283     1,139,687          6,289,998   10,581,968
Interest income           24          -                67,493       67,517
Interest expense      15,807            95               -          15,902
Depreciation and
   amortization       70,082         1,484              6,910       78,476


3.  Notes Receivable
====================

     The Company held notes receivable assets from a related party in the aggregate amount of $3,397,204 at February 28, 2005. These notes had interest terms that averaged 7.3% per year and are scheduled to mature at various dates through November 2006, with a balloon payment of $1,948,000 in December, 2006. The aggregate amount includes an $860,000 demand note. During April, 2003, in order to fortify the liquidity of the balance sheet, the Company negotiated a $500,000 paydown of the demand note
(from $1,360,000 to $860,000). On April 3, 2003 the independent directors, who are a majority of the Board of Directors of Canterbury, voted to reduce the annual interest rate on the note from 10% to 5% per annum in exchange for the principal payment of $500,000 which was received by the Company during April, 2003. The demand note is included in the non-current portion of notes receivable at February 28, 2005 and November 30, 2004.

     The company has received all scheduled monthly installments for notes receivable outstanding as of February 28, 2005.

     As a subsequent event, during April, 2005 the Company renegotiated a refinancing of the note receivable from a related party. The demand note and the acquisition notes were combined totaling $3,270,000 as of April 15, 2004. The Company received an $800,000 paydown on the combined note and agreed to term out the balance of $2,470,000 over the next eight years at 8%.


4.  Property and Equipment
==========================

     Property and equipment, which is recorded at cost, consists of the following:
                                     February 28, 2005      November 30, 2004
                                    -----------------     -----------------

Machinery and equipment               $  771,081            $1,241,441
Furniture and fixtures                   213,786               227,042
Leased property under capital
   leases and leasehold improvements      88,566                76,066
                                      ----------            ----------
                                       1,073,433             1,544,549
Less: Accumulated depreciation        (  788,084)           (1,234,117)
                                      ----------            ----------
     Net property and equipment      $   285,349           $   310,432
                                     ===========           ===========

     Accumulated depreciation of leased property under capital leases at February 28, 2005 amounted to $24,000.


5.  Long-Term Debt
====================

                                      February 28, 2005    November 30, 2004
                                    -----------------     -----------------
Long-term obligations consist of:
   Revolving credit line                 550,000               200,000
   Capital lease obligations              52,855                58,405
   Notes payable - equipment              25,531                28,001
                                      ----------            ----------
                                         628,386               286,406
Less:  Current maturities               (583,989)             (233,989)
                                      ----------            ----------
                                      $   44,397            $   52,417
                                      ==========            ==========
     The Bank's debt was secured by substantially all of the assets of the Company and requires compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company is restricted by its bank from paying cash dividends on its common stock. As of November 30, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, was within $11,000 of violating its cumulative pretax loss covenant as of November 30, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003). The actual pretax loss amount is calculated as loss from continuing operations plus any non-cash charge (goodwill impairment).

    During the first quarter of Fiscal 2005, the Company breached the cumulative pretax loss covenant. As a result of this occurrence the Company and its primary lender executed a forbearance agreement and an amendment to the loan agreement during March 2005. The maximum revolving credit was reduced to $750,000 and it was agreed that the outstanding revolver balance would be paid in full by April 30, 2005. The loan was paid off on April 14, 2005 and the loan agreement with the bank has been terminated. The bank has released all liens of the Company's balance sheet. The Company is currently pursuing alternative financing sources to support its value added hardware reseller segment.

     Aggregate fiscal maturities on long-term debt, exclusive of obligations under capital leases, are $557,000 in 2005; $10,000 in 2006; and $8,000 in
2007.

     The carrying value of the long-term debt approximates its fair value.


6.  Capital Leases
==================

     Capital lease obligations are for certain equipment leases which expire through fiscal year 2006. Future required payments under capitalized leases together with the present value, calculated at the respective leases' implicit interest rate of approximately 16% at their inception is as follows at February 28, 2005:

Total minimum lease payments through November 30, 2005              $26,127
Total minimum lease payments through November 30, 2006               30,728
Total minimum lease payments through November 30, 2007                9,200
                                                                    -------
Total minimum lease payments                                         66,055
Less amount representing interest                                   (13,200)
                                                                    -------
Present value of long-term obligations under capital leases         $52,855
                                                                    =======


7.  Related Party Transactions
==================================

     As a subsequent event, during April, 2005 the Company renegotiated a refinancing of the note receivable from a related party. The demand note and the acquisition notes were combined totaling $3,270,000 as of April 15, 2004. The Company received an $800,000 paydown on the combined note and agreed to term out the balance of $2,470,000 over the next eight years at 8%.

     At February 28, 2005 and November 30, 2004, the total notes receivable plus accrued interest for issuances of Company common stock to corporate officers, corporate counsel and certain consultants totaled $661,000 and $2,150,000, respectively. These non-recourse notes are collateralized by common stock of the Company and are reported as a contra-equity account. Interest rates range from 4% to 6.6%. The remaining $661,000 in notes have no stated term.

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



8.  Stock Listing
=================

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

     Based upon the letter of December 8, 2004, the Company determined that it would not appeal the December 1, 2004 delisting letter.

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


     The Company requested that various of its current market makers continue to make markets in the Company's common stock on the OTC Bulletin Board.


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

     Historical financial data for ATM/Canterbury for the three months ended February 29, 2004:


                                    February 29, 2004
                                    -----------------
        Revenues                         $ 58,866
        Pretax loss                       (38,704)





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

Dependency on Key Personnel
     If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results. Our success depends on the continued employment of our senior executives and managers and other key personnel. The loss of these people, especially without advance notice, could have a material adverse effect on our operations. An ongoing sales and delivery staff are vital to ongoing customer relations and satisfaction. A significant portion of our consolidated revenue is service oriented (44% for the first three months of Fiscal 2005). As such the loss of key personnel could have a negative impact on our ability to deliver and service our clients.
As the economy improves, it will become more difficult to retain existing employees and attract new recruits since they will have more employment options available to them.

Municipal Budget Constraints
     USC/Canterbury, our value added hardware reseller, does a significant amount of business with the states of Maryland and Virginia (88% of this segments total revenue for the three months ended February 28, 2005). Lower tax revenues in these states have reduced the amount of funding for technology purchases recently and this trend could continue. If this trend continues, it could have a material adverse effect on this segment's operating results. This segment has been the most profitable segment for the Company since Fiscal 2000, and its ongoing contribution to revenues and profits is vital to the Company's future.

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

Other Factors
     Other factors that may adversely affect our operating results include:
     *     reduced reliance on reseller channel by hardware manufacturers
     * inability to secure sufficient contractor resources to meet short-term customer demand
     * insufficient training facilities to meet client demand for instructor-led technology training
     *     loss of key clients through merger, sale or divestiture
     * ongoing cost of compliance with provisions of the Sarbanes-Oxley legislation and other such compliance required by the Securities and Exchange Commission or other regulatory bodies
     *     loss of working capital financing


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


Liquidity and Capital Resources
--------------------------------

     Working capital at February 28, 2005 was $741,000, a decrease of $485,000 since November 30, 2004. This decrease was the direct result of operating losses incurred during the first quarter of the year. As a subsequent event, during April 2005 the Company refinanced its notes receivable with a related party. As part of the refinancing, the Company received an $800,000 payment from the related party and used these proceeds to pay off its revolving line of credit with its primary lender. This payoff totaled $550,000. On a pro forma basis as of February 28, 2005, the working capital of the Company improved by $713,000, since the note receivable was classified primarily as a long term asset and the revolving line of credit was classified as a current liability.

    The Bank's debt was secured by substantially all of the assets of the Company and required compliance with covenants which include the maintenance of certain financial ratios and amounts. The Company was restricted by its bank from paying cash dividends on its common stock. As of November 30, 2004, the Company was in compliance with all of the financial covenants of its revised loan agreement. The Company, however, was within $11,000 of violating its cumulative pretax loss covenant as of November 30, 2004 (limit per covenant is $1,050,000 cumulative loss from December 1, 2003). The actual pretax loss amount was calculated as loss from continuing operations plus any non-cash charge (goodwill impairment).

     As a subsequent event, during the first quarter of Fiscal 2005, the Company breached the cumulative pretax loss covenant. As a result of this occurrence the Company and its primary lender executed a forbearance agreement and an amendment to the loan agreement during March 2005. The maximum revolving credit was reduced to $750,000 and it was agreed that the outstanding revolver balance would be paid in full by April 30, 2005. The loan was paid off on April 14, 2004 and the loan agreement with the bank has been terminated. The bank has released all liens of the Company's balance sheet. The Company is currently pursuing alternative financing sources to support its value added hardware reseller segment.

     Cash flow used in operating activity was ($113,000) for the quarter ended February 28, 2005, a decrease of $71,000 as compared to the same quarter in Fiscal 2004. Again the primary reason for this use of operating funds was the operating loss of $584,000 recorded during the quarter. Total assets declined by $292,000 from November 30, 2004, while total liabilities declined by $63,000. The Company's current ratio was 1.40:1.00 versus 1.79:1.00 at November 30, 2004. On a pro forma basis, after the note receivable refinancing and revolving line of credit payoff the current ratio would have been 2.12:1.00 at February 28, 2005.

     Management believes the Company should have sufficient funds to cover cash flow requirements for the balance of Fiscal 2005 assuming that the Company can increase its sales pipeline in the near term to provide sufficient revenues which would produce positive cash flow and can secure an alternative lending source to support its value added hardware reseller segment. With the Company's reduced cost structure a moderate increase in overall sales should allow the Company to return to a positive operating cash flow position for the balance of the year. There was no material commitment for capital expenditures as of February 28, 2005. Inflation was not a significant factor in the Company's financial statements.


RESULTS OF OPERATIONS
=====================

Revenues
---------
     Consolidated revenues increased by $31,000 (1%) in the first three months of Fiscal 2005 as compared to the same period in 2004. The training and consulting segment experienced a $68,000 (5%) decrease in revenues, while the value added hardware reseller segment reported a $99,000 (7%) increase in revenue for the first quarter. Software development revenues for the first quarter of Fiscal 2004 have been excluded given that this segment has been classified as a discontinued operation as of February 29, 2004.

     While revenues remained fairly consistent from year to year for the first quarter, they were not at a level that would return the Company to profitability and positive operating cash flow. Because our profit margins are much higher in our training and consulting segment, it is crucial that we reverse the declining revenue in that segment. Historically, the first fiscal quarter is the weakest three months of the year. Holidays, poor weather conditions in the Northeast and client year-end budgeting process all contribute to the revenue slow down across all subsidiaries. The Company continues to refine its sales and marketing focus in an attempt to increase sales pipeline opportunities.
In the training and consulting segment, new products are being developed or repackaged. Underperforming sales personnel are being replaced with new employees. The Company continues to pursue partnerships where additional revenue generation is the primary focus.

    In the value added hardware reseller segment, the Company is currently preparing for its annual summer spike in sales to several municipalities. The Company is in the process of securing alternative funding sources to facilitate the significant upswing in revenues for the third fiscal quarter. The Company terminated its borrowing arrangement with Commerce Bank during April 2005 when the outstanding revolving line of credit was paid off. Since that time, the Company's primary focus has been to secure an alternative lending source to facilitate timely shipment of product to our customers. Several options are being pursued and it is Management's belief that a funding source will be contracted in time to meet our clients' delivery needs.

     The value added hardware reseller segment has always had a very high client revenue concentration. In the first quarter of Fiscal 2005, two groups of clients accounted for 88% of the revenue in this segment. There is obvious risk associated with this very high customer concentration. See Footnote 1, Concentrated Risk, for more details on this topic. USC/Canterbury continues to make a concerted effort to diversify its revenue mix. Certain sales representatives have been given responsibility to penetrate the commercial market in the Baltimore/Washington market, as well as new clients in state and local governments in Maryland and Virginia.


Costs and Expenses
-------------------
     Total costs and expenses increased by $71,000 (3%) for the first three months of Fiscal 2005 as compared to the previous year. Service costs decreased by $54,000 (5%) due primarily to lower sales volume, while product costs increased by $124,000 (10%) due to higher sales volume and lower profit margins on the products that were sold. Product margins in our value added hardware reseller segment declined to 8% for the first three months of 2005 from 11% in the first quarter of Fiscal 2004. Service gross profit in our training and consulting segment remained stable in the 17%-18% range for both years. Consolidated gross profit declined to 12% in Fiscal 2005 as compared to 14% in the first quarter of Fiscal 2004. While it is anticipated that product gross profit will remain in the 7% to 8% range, service gross profit should increase significantly over the balance of the year based on projected increased sales volume. As has been previously reported, the delivery cost model for the training and consulting segment is highly variable. The fixed cost component of the model is covered at the lower revenue levels. Increased revenue will contribute higher percentage and absolute dollars to the gross profit of this segment. The challenge remains to increase sales to take full advantage of this positively leveraged structure.

     Selling expense decreased by $19,000 (6%) in the first quarter of Fiscal 2005 as compared to the previous year. Lower personnel expense accounted for this modest decrease. The Company continually is searching for additional qualified sales staff for its training and consulting segment.

     General and administrative expense declined by $134,000 (17%) in the three months ended February 28, 2005 when compared to the same three-month period of Fiscal 2004. Lower personnel expense (salaries, taxes and health insurance) of $54,000; lower bad debt expense of $56,000 and lower accounting expense of approximately $20,000 were the primary reasons for the decrease.


ITEM 3.  CONTROLS AND PROCEDURES
================================

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


PART II - OTHER INFORMATION
=========================================

Item 1     Legal Proceedings - None

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds None
Item 3     Defaults Upon Senior Securities - None

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



                                CANTERBURY CONSULTING GROUP, INC.
                                -----------------------------------
                                (Registrant)

                                By/s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                President and Chief Executive Officer



                                By: /s/ Kevin J. McAndrew
                                ----------------------------------------------
                                Kevin J. McAndrew
                                Chief Financial Officer
June 3, 2005





Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT


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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)    [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-
47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: June 6, 2005

                        /s/ Kevin J. McAndrew
                        -------------------------------------


                            Kevin J. McAndrew
                            President, Chief Executive Officer
                            and Chief Financial Officer







EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT



Securities and Exchange Commission
450 Fifth Street, N.W
Washington, D.C. 20549

Ladies and Gentlemen:

The certification set forth below is being submitted to the Securities and Exchange Commission solely for the purpose of complying with Section 1350 of Chapter 63 of Title 18 of the United States Code. This certification is not to be deemed filed pursuant to the Securities Exchange Act of 1934 and does not constitute a part of the quarterly report on Form 10-Q (the Report) accompanying this letter.

Kevin J. McAndrew, the President, Chief Executive Officer and Chief Financial Officer of Canterbury Consulting Group, Inc., certifies that to my knowledge:


1. the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Canterbury Consulting Group, Inc. (as of and for the periods presented in the Report).


                             /s/ Kevin J. McAndrew
                             --------------------------------------

                                 Kevin J. McAndrew
                                 President, Chief Executive Officer and
                                 Chief Financial Officer


Date: June 3, 2005











1